Form 10-K
period 2004-09-30
AMERICAN ROCK SALT CO LLC
filed 2004-12-21
CIK 1073713

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K Equivalent - Informational

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

AMERICAN ROCK SALT COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

New York	16-1516458
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3846 Retsof Road, Retsof, New York	14539
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (585) 243-9510 ext. 1164

Securities registered pursuant to Section 12 (b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☐     NO   ☐     NA   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Equivalent or any amendment to this Form 10-K Equivalent.

☒   Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES   ☐     NO   ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: Because the registrant is privately held and there is no public trading market for the registrant’s equity securities, the registrant is unable to calculate the aggregate market value so held.

This Form 10-K Equivalent is only being filed for informational purposes pursuant to the indenture governing American Rock Salt Company LLC’s 9 ½% Senior Secured Notes due 2014.

American Rock Salt Company LLC

Part I

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K Equivalent contains forward looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in the section entitled “Management’s Discussion and Analysis - Risk Factors” below and elsewhere in this Form 10-K Equivalent. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Management’s Discussion and Analysis - Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K Equivalent.

MARKET SHARE, RANKING, AND INDUSTRY DATA

We obtained the market and competitive position data used throughout this Form 10-K Equivalent from our own research, surveys or studies conducted by third parties and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data. Similarly, we believe our internal research is reliable but it has not been verified by any independent sources.

Item I	Business

Company Overview

American Rock Salt Company LLC (sometimes referred to herein as the “Company” or “we” or “us”) is a producer of highway deicing rock salt in North America. We own and operate a rock salt mine located approximately 35 miles south of Rochester, New York. Our mine is located in the heart of the western and central New York and Pennsylvania snow belt, with on-site access to truck and rail transportation.

The construction of our mine was substantially completed in December 2001. Our mine has a base production capacity of over 3.0 million tons per year with an incremental swing capacity (additional production achieved by adding overtime in response to favorable market conditions) of approximately 1.5 million tons per year, to achieve a total production level of 4.5 million tons per year.

Our principal customers are government agencies that purchase rock salt for ice control on public roadways. Our served market area encompasses New York, Pennsylvania, Ohio and eight other states. New York and Pennsylvania accounted for 79% of our sales for fiscal year 2004. From fiscal year 2001 to 2004, we increased our sales volume from 1.0 million tons to 3.1 million tons, and increased our revenues from $29.1 million to $96.5 million. This increase in sales corresponds to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. For the 2003-2004 season, we were awarded contracts for over 31% more tonnage as compared to the prior season’s contract awards. For the upcoming 2004-2005 season, we expect our awarded contracts to remain essentially flat as compared to the 2003-2004 season. Over the past seven winters, through September 30, 2004, we have on average sold approximately 102% of our awarded tonnage. No single customer accounted for more than 5% of our annual sales during fiscal year 2004.

We have mineral rights to over 10,000 underground acres, of which more than 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas within that one-mile radius, we believe that we have approximately 8,120 acres of proven salt reserves with over 56 years of remaining mineable reserves at the current production rate of 3.0 million tons per year. In addition, we operate 22 distribution centers in eight states for storage and distribution of rock salt and we operate a fleet of approximately 1,000 rail cars. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

We are located adjacent to Interstate 390, with an exit approximately 3/10 of a mile from our front gate. We also have on-site rail loading capabilities and ready access to three Class A long-haul rail lines. The following maps show the location of, and access to road and rail transportation from, our mine:

Industry Overview

Over the past 30 years, the aggregate tons produced and price per ton sold in the United States highway deicing salt industry have increased by 1.6% and 4.9% per annum, respectively, resulting in a total average annual market increase of 6.5% during the period. While actual annual demand for rock salt is subject to variations in snow and ice conditions, the lack of cost effective alternatives, steadily increasing highway infrastructure and the overriding concern for public safety insulates the demand for rock salt from economic cycles. Rock salt is the principal deicing agent used in the United States due to its effectiveness, low cost, and availability. It is easy to ship, handle, store, apply, and is non-toxic and relatively harmless to the environment when properly used. The deicing rock salt market is a highly regional one with a limited number of producers. Transportation and handling costs constitute a significant portion of the overall delivered cost of rock salt, as a result, the proximity of a mine to end users can provide a significant cost advantage.

New York State and the surrounding regions are some of the hardest hit segments of the nation in terms of severe snow and ice conditions. Our primary markets in western and central New York and Pennsylvania are consistently impacted by lake-effect snow. Harsh winters and a very large, mobile population cause New York State and its local municipalities consistently to be the largest consumers of rock salt in the nation. We estimate that annual purchases by New York State and its local municipalities over the last four winter seasons have averaged over 3.0 million tons. Pennsylvania is also a major consumer of rock salt, but no salt is mined within the state. We estimate that, over the same period, annual purchases by Pennsylvania and its local municipalities averaged approximately 1.9 million tons.

Background

Company History

Our mine was first conceived by Akzo Nobel Salt, Inc. (including its predecessors) in the early 1960’s to eventually replace and/or supplement its rock salt mine at nearby Retsof, New York, which had been in operation since 1885. Mineral rights were acquired over time and state and local planning decisions were made in anticipation of our mine’s eventual development including (a) proper zoning, (b) bounding the site by Interstate Route 390 (I-390) to the west, Route 408 to the south, and Route 63 to the east, and (c) leaving room for a railroad spur to pass under I-390.

In March 1994, the Retsof mine began flooding due to a roof failure in one area of the mine. A portion of the Retsof mine was located beneath the Genesee River Valley and the roof failure occurred under a section of the Genesee River Valley, which contained an underground aquifer which was the source of the inflows. In response, Akzo accelerated the development process for the construction of the new mine and spent nearly two years completing the construction design plan and securing the necessary mining and environmental permits required for a new salt mine. As part of the mine permitting process, all concerns raised by the flooding of the Retsof mine were studied and addressed to the satisfaction of the appropriate regulators and the local communities. However, in August 1996, the Netherlands-based senior management of Akzo’s parent decided to exit the United States rock salt business and entered into an agreement to sell nearly all of its United States salt operations—except the assets related to our mine—to Cargill, Inc., which operated the only other rock salt mine in New York State, located in Lansing, about 10 miles north of Ithaca.

In January 1997, American Rock Salt was formed and the Company’s founding members entered into a $4.2 million asset purchase agreement with Akzo to acquire the assets related to our mine. The assets consisted primarily of mining and environmental permits, surface acreage, mineral rights and mineral rights options, certain mining equipment and certain business information and records (consisting principally of all project related surveys, geological exploration studies, engineering reports, construction drawings and design plans). Management believes it purchased these assets at a significant discount to their original cost. The Company did not acquire any interest in the Retsof mine when it acquired mineral and mine rights from Akzo.

Our founding members negotiated a package of governmental grants, loans, tax credits, waivers, and abatements valued at over $25 million to help develop our mine. Included in the package were over $8.5 million in grants from New York State, a $9.8 million grant to the Genesee & Wyoming Railroad for construction of a railroad spur, a $0.6 million grant to the local water authority for the mine area, and a 30-year local property tax discount agreement.

In May 1997, we began selectively building a market presence by utilizing salt made available as a result of an April 1997 antitrust consent decree (the “Cargill Settlement”) entered into by Cargill and, collectively, the U.S. Department of Justice and the Attorneys General of the States of New York, Pennsylvania, and Ohio. The Cargill Settlement was intended to preserve competition in the bidding and sale of deicing salt in the Northeast interior market in the period preceding the completion of our mine. The Cargill Settlement was a four-year salt supply agreement, under which Cargill agreed to supply the Company with approximately 2.3 million tons of salt at a substantial discount from market prices and to assign 11 distribution stockpiles, including the related operator agreements and all property and site improvements at the stockpiles, free of charge.

Construction of our mine began in November 1998. The work was performed by a joint venture of Frontier-Kemper Contractors, Inc. and Flatiron Construction, LLC (together, the “EPC Contractor”) under a fixed-price (subject to limited exceptions), turnkey engineering, procurement and construction contract (the “EPC Contract”). The EPC Contract was originally valued at approximately $70.7 million plus related costs of approximately $1.0 million. The EPC Contract did not include any of the mobile mining equipment necessary to operate our mine, which was separately purchased by the Company. Our mine was turned over to the Company in December 2001. Through August 2002, the management of the Company made modifications to improve the mine, fine-tuned its processes, and ramped-up production. We are currently in litigation with the EPC Contractor. See “Item 3—Legal Proceedings” below.

Mineral Rights

We currently own or have the rights to approximately 10,000 acres, of which more than 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas located within that one-mile radius, we believe that we have approximately 8,120 acres of proven mineral rights. We pay a royalty related to the acquisition of mineral rights of 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. The consistency and quality of the underlying salt deposit has been verified by numerous geological surveys performed by Akzo and its predecessors. As part of the verification of the salt reserves and of the mining permit application process, the consulting firm of Alpha Geosciences, Inc. was retained by Akzo to conduct the geologic exploration program for the mine and to provide geologic logs of holes drilled to establish the thickness, depth, continuity, and quality of the salt reserves.

We are currently mining the B6 Salt Seam, which averages over 19 feet in thickness over the more than 8,000 acres of mineral rights owned by the Company within a one-mile radius of our drill holes and equates to approximately 300 million tons of salt reserves. This is the same seam that was mined continuously for over 110 years at the Retsof mine. To ensure mine working stability, an average of approximately six feet of salt in total is left in place in the mine’s roof and floor, and with a 60% extraction ratio in the production areas, the remaining 40% is retained as solid permanent pillars. The remaining 180 million tons of salt equal the future mineable reserves. Based on tests conducted to date, exploratory results and the quality control measures discussed below, and further based on mining history within the region of our mine, management believes that all of such reserves meet applicable industry standards, including standards requiring an average sodium chloride (NaCl) content of over 97%. A total of 9.4 million tons have been extracted through September 30, 2004, leaving approximately 56 years of mineable reserves at a constant production rate of 3.0 million tons per year. Depletion of salt deposits and mineral rights occurs as the minerals are extracted, based on units of production and engineering estimates of total reserves. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by the Company with the reasonable expectation of reliably operating the mine on a long-term basis. The above estimates are based solely on data extrapolated from areas located within a one-mile radius of our drill holes. We also own approximately 2,000 additional acres of mineral rights beyond that one-mile radius. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by Akzo, its predecessors, and a third-party engineering firm suggest that our salt reserves most closely resemble proven reserves and we have therefore classified our reserves as proven reserves.

We have established Quality Assurance/Quality Control (QA/QC) measures to ensure that our products meet the specifications of the customers we serve. Among other things, we conduct random sample testing on a daily basis to determine the physical properties, chemical properties and moisture content of our salt. This testing is designed to ensure that our salt meets customer standards and the industry standards published by ASTM International, including standards related to sodium chloride (NaCl) content.

Production Method

We use the drill and blast mining method at our mine. Rooms are mined in a planned pattern by undercutting, drilling and blasting. An undercutter cuts a horizontal slot or kerf along the floor of the advancing room to provide a free face for blasting. A drilling rig drills a series of holes into the face and an ammonium nitrate-fuel oil mixture is pneumatically packed into the holes. The room is then blasted, creating a “muck” pile of salt ready to be transported to underground crushing and screening stations. Large mining vehicles move the blasted salt to conveyor belts which transport the salt to an underground screening plant, where further crushing and screening, if necessary, takes place. After crushing and screening, salt is automatically hoisted to the surface where it is directly loaded into railcars or trucks, or added to an on-site stockpile for later truck shipment. We believe that we have one of the most automated systems in the industry. After salt is placed on the conveyor belt, the processing and loading functions are completely automated. We believe that the mine and the operating equipment are maintained in good working condition.

Seasonality

The “salting” season runs primarily from October to March with the highest demand in December, January and February. Consumption of highway deicing rock salt is impacted by the severity of winter weather. While it is true that individual snow storms with large accumulations require a great deal of salt, numerous small snow and ice storms tend to require more salt. For example, we believe that a 2-inch snowstorm requires nearly as much salt as a 6-inch storm. It is the type of storm that dictates the frequency of application and the total amount of salt needed. In addition, freezing rain and ice storms also require substantial amounts of salt.

Marketing and Distribution

Bid Market

Our principal customers are states, counties and municipalities that purchase bulk salt for ice control on public roadways. Annual supply contracts generally are awarded on the basis of lowest price of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The bid market eliminates the need for us to invest significant time and effort in marketing and advertising or to have a large direct sales force or network of dealers or distributors.

Salt is contracted at a “delivered price,” wherein the mine is responsible for substantially all of the freight and handling costs incurred to deliver the salt to the customer. Generally, the delivered price increases as the distance between the customer and the mine increases. While each mine generally can supply its local area cheaper than competitors, the competitive advantage is reduced as the distance from the mine increases.

Logistics

In our industry, salt sold to customers within 100-150 miles of a mine is usually shipped by truck directly to the customer from the stockpile located at a mine. All other salt is typically first shipped by rail to various strategically located stockpiles, stored until needed, and then shipped by truck from the stockpiles to customers. Salt sold locally is significantly more profitable due to: (i) lower transportation costs, (ii) lower handling costs as salt is moved only once from a mine to the customers, and (iii) elimination of expenses for off-site stockpile storage facilities.

We sell to our target markets by distributing approximately 50% of our salt by direct truck shipments from our mine to customers in western New York and western Pennsylvania, while distributing another 50% by railcar to our 22 stockpiles which serve the rest of New York and Pennsylvania and the nine other states where we have sales. The concentrated demand period for rock salt, limited customer storage facilities, and delivery distance considerations necessitate off-site stockpiles in order to deliver rock salt within 3-5 days of an order. The Company currently operates 22 such off-site stockpiles and plans to add one additional stockpile in the next 12 months. The Company currently operates a fleet of approximately 1,000 railcars on a year-round basis to transport the salt from our mine to our stockpiles. In addition, we are located adjacent to Interstate 390 and have on-site rail loading capabilities and ready access to three Class A long-haul rail lines.

Market Area

New York State, and the area east and southeast of Lake Ontario and Lake Erie in particular, is one of the hardest hit areas of the country in terms of winter severity. Bad winters coupled with a very large, mobile population result in New York State consistently being the largest consumer of rock salt in the United States. Based on 1955-1998 National Weather Service data, for cities with a population greater than 100,000, the top four cities with the most snowfall were Rochester, New York; Buffalo, New York; Syracuse, New York; and Erie, Pennsylvania; all of which are located within our target market area. The harsh winter weather that western and central New York and Pennsylvania experience is in part attributable to a phenomenon known as lake-effect snow. Lake-effect snow is generated from the temperature contrast between cold arctic air moving west-to- east over the relatively warm waters of the Great Lakes. Generally, the greater the contrast between arctic air and water temperature, the greater the amount of snowfall. Lake-effect snows are common over the Great Lakes region because these large bodies of water can hold their summer heat well into the winter, rarely freeze over, and provide the long fetch (or the distance an air mass travels over water) which allows the air to gain the heat and moisture required to fuel the snow squalls. Furthermore, because winds accompanying arctic air masses generally originate from a southwest to northwest direction, lake-effect snow typically falls on the east or southeast sides of the lakes. Lake Ontario and Lake Erie stretch west to east lengthwise, which places western New York and Pennsylvania, located immediately east and southeast of the lakes, directly in the path of the largest west-to-east fetch in the United States.

We estimate that annual purchases by New York State and its local municipalities over the last four winter seasons have averaged over 3.0 million tons. For the fiscal year ended September 30, 2004, we had approximately 894 customers in New York State. Pennsylvania is also a major consumer of rock salt, but no salt is mined within the state. We estimate that Pennsylvania uses approximately 1.7 million tons of rock salt each year. Historically the Company has had a freight advantage into Pennsylvania on up to 1.0 million tons, utilizing a combination of direct truck from the mine and from stockpiles supplied by rail from the mine. For the fiscal year ended September 30, 2004, we had approximately 1,376 customers in Pennsylvania.

Competition

Highway deicing salt is a highly regional market with a number of competitors that have significant cost advantages in the proximity of their production facilities. The geographic dispersion of rock salt mines allows some of our major competitors to prosper in their respective locales. United States rock salt mines are concentrated around the five major underground salt deposits in the United States and the primary means of competition among rock salt producers is price. There are three large integrated producers in the North American deicing market: Cargill, Inc., Compass Minerals Group, Inc., and Morton International. In addition to the three large nationally recognized companies, there are several smaller regional producers of highway deicing salt. There are also importers of salt into North America, and the imports are generally confined to the eastern seaboard of the United States.

Employees

The Company had 222 full-time employees as of September 30, 2004, including 148 hourly production workers. Most of the work force joined the Company with significant mining experience from the salt mine formerly located in nearby Retsof, New York. The Company has a labor agreement covering its hourly production employees with the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 1-0763, formerly known as the Oil, Chemical and Atomic Workers International Union and its Local 8-763, which currently expires in October 2005, and believes its labor relations are excellent.

Salt mining is considerably less hazardous than other forms of underground mining. In fact, the Company received a decline in its workers’ compensation insurance rate for the mine’s underground workers starting in October 2003 as a result of a more favorable experience rating. In addition, there are no known long-term health problems associated with salt mining.

Environmental, Health and Safety Matters

The production and distribution of deicing products are subject to various federal, state and local laws and regulations that regulate: (i) the conduct of our mining operations, including safety procedures followed by our employees; (ii) the use of our products by our customers; (iii) the handling of raw materials; (iv) the air and water quality impacts of our facility; (v) the disposal, storage and management of hazardous and solid wastes; (vi) the remediation of contamination at our facility and sites; and (vii) post-mining land reclamation. The regulations governing these activities are subject to change from time to time, so we cannot estimate with certainty the costs that we will incur to assure future compliance. We intend to comply with all applicable regulatory requirements associated with our business operations and will implement such modifications to our practices and to our facilities as is necessary.

We did not make any material capital expenditures in order to comply with applicable environmental, health and safety standards during fiscal 2004.

Item 2	Properties

Information regarding our mine and properties, including a map showing the location of our principal mining facility, is included in Item 1, “Business,” of this report. In addition, we own and are a party to non-mining leases of property that permits us to perform activities ancillary to our mining operations, such as storage, depot, and warehouse leases. We believe that all of the leases were entered into on market terms.

Item 3	Legal Proceedings

The Company is a party to a lawsuit with the EPC Contractor, a joint venture of Frontier-Kemper Contractors, Inc. and Flatiron Construction, LLC, which designed and constructed the Company’s mine facility. The contract required that the facility be accepted by December 2000 and contained provisions for liquidated damages in favor of the Company. Construction commenced in November 1998 and was substantially completed in December 2001. Facility acceptance has not yet occurred. In April 2001 the EPC Contractor commenced a lawsuit in the Western District of New York alleging a change in the scope of the contract, breach of contract, fraud and/or unilateral mistake. It requested a declaratory judgment and sought $27.0 million in compensatory damages and $10.0 million in punitive damages. The Company’s motion to dismiss portions of the EPC Contractor’s amended complaint, including the punitive damages claim, was granted in September 2002 and the only claims remaining are for breach of contract and declaratory judgment. The Company countersued in December 2001 against the EPC Contractor, the insurers, the bonding company and the brokers, claiming among other things, liquidated damages, mismanagement, negligence, failure to provide required insurance, and misrepresentation. The losses the Company is claiming against the EPC Contractor in this litigation may exceed $35.0 million. The Company has moved for summary judgment on a number of major issues, which if successful would substantially limit the EPC Contractor’s remaining claims. The EPC Contractor has moved to dismiss the Company’s countersuit. The Company has moved to dismiss the EPC Contractor’s remaining contractually-based claims to the extent it failed to preserve its claims in accordance with the contractually mandated process for doing so and also seeking partial summary judgment in the Company’s third-party claims with respect to liquidated damages insurance. The two actions have been consolidated into a single action. In connection with this dispute, the EPC Contractor had filed a $29.0 million mechanics lien against the Hampton Corners mine property. The Company successfully discharged the lien via a surety bond posted for 110% of the lien amount, with the obligation for such surety bond secured by a $32.1 million letter of credit obtained as part of the Company’s new Bank Facility.

In addition, the Company is involved in various routine legal proceedings from time to time. These involve commercial claims, personal injury claims, and workers’ compensation claims. While the Company cannot predict the outcome of such proceedings, it does not believe that these proceedings will have a material adverse effect on its business.

Item 4	Submission of Matters to a Vote of Security Holders

There were no matters brought to the holders or our membership interests for a vote during the fourth quarter of fiscal 2004.

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for the equity securities of the Company.

Holders

The Company’s outstanding common equity consists of Class A Units and Class F Units. As of December 1, 2004, there were 6,250 Class A Units outstanding, held by approximately 24 holders, and 12,750 Class F Units outstanding, held by approximately 12 holders.

Dividends

The Company does not make regular cash distributions to its members. However, during fiscal 2004, the Company made a cash distribution in the amount of $41.4 million to its members. Further, upon conclusion of the litigation with the EPC Contractor described above under Item 3 – Legal Proceedings, the $32.1 million letter of credit issued in connection with the Company’s new bank facility will convert to a term loan and the proceeds, after any payments are made as required thereby, will be used for a cash distribution to the members of the Company. The Company also makes distributions from time to time as necessary to cover the tax liability of its members associated with their holding of the Company’s membership interests. The Company may from time to time make additional distributions to its members subject to the restrictions of its new bank facility and the indenture governing its senior secured notes, which contain certain covenants and financial ratios restricting the Company’s ability to make distributions to its members.

Item 6	Selected Financial Information

The following table presents selected financial information. The historical financial information for the years ended September 30, 2004, 2003, 2002, 2001, and 2000 is derived from our audited financial statements.

The information included in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and accompanying notes thereto included elsewhere in this Form 10-K Equivalent.

	Fiscal Years Ended September 30,
	2004	2003	2002	2001	2000
	(dollars in thousands)
Income Statement Data:
Total sales	$96,502	$95,520	$41,894	$29,119	$9,402
Cost of sales - Freight and handling (1)	42,417	42,955	15,457	11,390	—
Cost of sales - Products(1)	27,592	28,735	13,232	14,374	—
Total cost of sales	70,009	71,690	28,689	25,764	8,448
Gross income	26,493	23,830	13,205	3,355	954

Operating expenses	6,634	6,073	4,970	3,985	4,451

Other income (expense):
Interest expense	(8,021)	(4,362)	(4,812)	(2,954)	(228)
Other Interest	(2,679)	—	—	—	—
Interest income	124	160	69	231	119
Other financing charges	(152)	(73)	(627)	3	—
Other, net	12	70	260	—	(2)

Net income (loss) to members(2)	9,143	13,552	3,125	(3,350)	(3,607)

Balance Sheet Data:

Cash and equivalents	$3,102	$9,097	$2,503	$3,501	$2,160
Property and equipment, net	74,274	77,745	81,264	83,550	68,326
Total assets	119,434	116,372	112,015	101,772	83,199
Long term debt, including current portion	100,173	64,367	72,559	78,280	59,860
Total debt	112,923	76,747	86,009	84,060	59,860
Members’ equity (deficit)	(5,609)	26,648	13,096	9,971	13,322

Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$14,100	$18,245	$(1,756)	$(8,017)	$(8,009)
Cash flows used in investing activities	(3,321)	(2,295)	(3,287)	(14,918)	(29,540)
Cash flows provided by (used in) financing activities	(16,774)	(9,356)	4,045	24,275	37,592

Other Financial Data:
Capital expenditures	$2,673	$2,741	$3,247	$5,337	$2,473
Ratio of earnings to Fixed Charges	1.74	3.43	1.50	—	—

(1)	Cost of sales detail for fiscal year 2000 not available.

(2)	Because we are a limited liability company that has elected to be treated as a partnership for tax purposes, all of our profits and losses are allocated to our members and the Company is not subject to a taxation on those amounts.

(3)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of net income before fixed charges (the company does not incur income taxes). Fixed charges consist of interest expense including the amortization of deferred debt issuance costs, the amortization of capitalized interest, and the interest component of our operating rents. The ratio of earnings to fixed charges on a historical basis with respect to fiscal years 2000 and 2001 is not meaningful because during that period we were still in mine development and ramp-up phase. Earnings were insufficient to cover fixed charges by approximately $8.9 million and $11.9 million respectively, for the fiscal years ended September 2001 and 2000. This computation has been adjusted from the version that was included in the Company’s Registration Statement on Form S-4 for the fiscal years ended 2003, 2002, 2001 and 2000, to use Net Income(Loss) as the basis for the computation of earnings. This adjustment reduced the ratio of earnings to fixed charges from 5.29 and 2.74 for fiscal years 2003 and 2002, respectively, and increased the amount that earnings were insufficient to cover fixed charges by $2.1 million and $0.1 million for fiscal years 2001 and 2000, respectively.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section. You should read the following discussion with the section entitled “Risk Factors” and the financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

Company Overview

We are a producer of highway deicing rock salt in North America. We own and operate a rock salt mine located approximately 35 miles south of Rochester, New York. Our mine is located in the heart of the western and central New York and Pennsylvania snow belt, with on-site access to truck and rail transportation.

Salt mines and mining operations are long-lived assets. Based solely on data extrapolated from areas within a one-mile radius of our drill holes, we believe that our mine currently has over 56 years of remaining mineable reserves at the current production rate of 3.0 million tons per year.

While winter weather conditions in individual markets can vary from year to year, our target markets in New York and Pennsylvania are the most impacted by harsh winter snow and ice conditions and overall demand across the region is relatively stable. Our served markets in New York, Pennsylvania, Ohio and eight other states have an aggregate regional demand for over 9.3 million tons per year of rock salt, and Pennsylvania and New England currently have no operating rock salt mines.

Most of our sales are based on annual supply contracts with set pricing and reserved volume generally awarded on the basis of lowest price of bids tendered. This allows us to plan our production and staffing schedule, and our inventory placement and sales distribution strategy for the upcoming season. We routinely adjust the size of our workforce, as well as the number of hours and days worked, to reflect seasonal demand.

From fiscal year 2001 to 2004, we increased our sales volume from 1.0 million tons to 3.2 million tons, and our revenues from $29.1 million to $96.5 million. This increase in sales corresponds to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. For the 2003-2004 season, we were awarded contracts for over 31% more volume as compared to the prior season’s contract awards. For the upcoming 2004-2005 season, we expect our awarded contracts to remain essentially flat as compared to the 2003-2004 season. Over the past seven winters, through September 30, 2004, we have on average sold approximately 102% of our awarded volume.

Critical Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, we are required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. We have identified the following as critical accounting policies that are most important to the portrayal of our financial condition and results of operation.

Salt Deposits and Mineral Rights

Salt deposits and mineral rights are underground reserves with respect to which the Company has extraction rights. Depletion of salt deposits and mineral rights occurs as the minerals are extracted, based on units of production and engineering estimates of total reserves. As such, our mineral rights interests include estimates of probable mineral reserves. The impact of revisions to our reserve estimates is recognized on a prospective basis.

Mine Reclamation Cost

We have calculated the estimated net future cost of dismantling, restoring, and reclaiming our mine in its related mine site in accordance with federal, state, and local regulatory requirements, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 requires that we recognize the legal obligation of our mine reclamation costs at fair value as a liability when incurred and capitalize such costs by increasing the carrying amount of our mine assets.

Impairment of Long-Lived Assets

In the event that relevant facts and circumstances indicate that the carrying amounts of our long-lived assets may be impaired, an evaluation of recoverability is performed. If such an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the assets carrying amount to determine if a write-down is required. If our review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated fair value.

Other Significant Accounting Policies

Other significant accounting policies not involving the same level of estimates and assumptions as those discussed above are important to an understanding of our financial statements. For example, our policies related to our inventory allowances, revenue recognition, and legal contingencies require judgments and estimates.

Results of Operations

The following table sets forth certain historical financial information for the fiscal years ended September 30, 2004 2003, and 2002. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis of the business trends.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-K Equivalent.

	Fiscal Years Ended September 30,
	2004	2003	2002
	(Dollars in Thousands)
Sales
Bulk	$93,554	$92,867	$40,798
Packaged	2,948	2,653	1,096

Total sales	96,502	95,520	41,894

Cost of sales
Freight and handling	42,417	42,955	15,457
Products	27,592	28,735	13,232

	70,009	71,690	28,689

Gross income	26,493	23,830	13,205
Operating expenses	6,634	6,073	4,970

Income from operations	19,859	17,757	8,235

Other income (expense)
Interest expense	(8,021)	(4,362)	(4,812)
Other interest	(2,679)	—	—
Interest income	124	160	69
Other financing charges	(152)	(73)	(627)
Other, net	12	70	260

Total other (expense), net	(10,716)	(4,205)	(5,110)

Net income	$9,143	$13,552	$3,125

Fiscal Year Ended September 30, 2004 Compared to Fiscal Year Ended September 30, 2003

Sales

Total sales of $96.5 million for the fiscal year ended September 30, 2004 increased $1.0 million, or 1.03%, compared to $95.5 million during fiscal 2003. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $1.0 million increase is due to a 2.5% increase in average sales price per ton, offset by a 1.4% decrease in sales volumes. The increased average sales price per ton for the fiscal year ended September 30, 2004 is due to a more favorable mix of shipments to customers with higher salt prices resulting from harsher weather conditions in areas with higher sales prices per ton as compared to the mix of shipments in fiscal 2003.

Gross Income

Gross income of $26.5 million for fiscal 2004 increased $2.6 million, or 11.2%, compared to $23.8 million for fiscal 2003. This increase was attributable primarily to the higher sales revenue coupled with a 2.3% decrease in costs of sales. Combined, total cost of sales decreased by $1.7 million, or 2.3%, as compared to fiscal 2003. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for the fiscal year ended September 30, 2004 of $42.4 million decreased slightly by $0.5 million, or 1.2%, as compared to fiscal 2003. Cost of sales – freight and handling decreased for the fiscal year ended September 30, 2004 despite the increase in average gross sales prices. Typically, freight charges increase along with sales prices, as the price of salt generally increases as the distance from a salt mine increases. Ordinarily, there is some margin erosion associated with greater shipping distances as freight and handling increases are not fully recovered by the increased sales prices. However, as a result of our logistics improvement initiatives, we were successful in delivering salt at higher average gross sales prices while limiting the corresponding shipping cost increases, thereby contributing significantly to the 11.2% increase in gross income.

•	Cost of sales – products for the fiscal year ended September 30, 2004, totaled $27.6 million and decreased by $1.1 million, or 4.0%, as compared to fiscal 2003. The cost of sales – products on a per ton basis decreased by approximately 4.1% as compared to the fiscal year ended September 30, 2003, reflecting cost efficiencies gained from the mine having achieved full production capacity.

Operating Expenses

Operating expenses of $6.6 million for fiscal 2004 increased $0.6 million, or 9.2%, compared to $6.1 million for fiscal 2003. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead, and non-production related depreciation and amortization expenses. This increase is primarily attributable to the $0.4 million increase for legal fees related to the ongoing FKF litigation (see Note 8 to our audited financial statements appearing elsewhere in this Form 10-K Equivalent), with the remainder primarily attributable to increased operating overhead.

Other Income (Expense)

Other expense of $10.7 million for fiscal 2004 increased $6.5 million, or 154.8%, compared to $4.2 million for fiscal 2003. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. Total interest expense of $8.0 million for fiscal 2004 increased $3.8 million or 88.2% compared to $4.2 million for fiscal 2003 due to the new financing that closed in March 2004 as interest rates on the new debt were higher than interest rates on the prior financing arrangement and the increased level of debt. The other interest expense was primarily the result of $1.9 million of prepayment penalties that were incurred from exiting the prior financing arrangement and $0.8 million related to the write off of capitalized financing costs relating to the prior financing arrangement.

Fiscal Year Ended September 30, 2003 Compared to Fiscal Year Ended September 30, 2002

Sales

Total sales for fiscal 2003 of $95.5 million increased $53.6 million, or 128%, compared to $41.9 million in fiscal 2002. The $53.6 million increase resulted from a 150% increase in sales volumes, offset by a decrease of 8.7% in the average sales price per ton. Both the sales volume increase and sales price decrease were, in part, a function of our planned market penetration efforts. In line with our increasing capacities, we increased our 2003 awarded contracts by 1.1 million tons over 2002 volumes, which resulted in an anticipated decline in the average sales price per ton. Our average sales prices were also impacted by the market-wide decline in prices following the unusually mild 2001-2002 winter. Actual fiscal 2003 sales volumes then exceeded our awarded contract total by an additional 800,000 tons, due to strong demand throughout our market area resulting from the harsh 2002-2003 winter weather.

Gross Income

Gross income for fiscal 2003 of $23.8 million increased $10.6 million, or 80%, compared to $13.2 million for fiscal 2002, attributable primarily to higher sales volumes. Combined, total cost of sales remained flat on a per ton basis, resulting in a decline in fiscal 2003 gross income per ton equal to the per ton decline in average sales price. Components of costs of sales changed as follows:

•	Cost of sales—products for fiscal 2003 improved by 13% on a per ton basis as compared to fiscal 2002, reflecting continued production efficiencies gained as the mine neared full production capacity. Fiscal 2003 production costs decreased despite the impact of starting the year with higher cost salt inventory from the mine’s ramp-up phase.

•	Cost of sales—freight and handling for fiscal 2003 increased by 11% on a per ton basis as compared to fiscal 2002. As anticipated, freight charges increased commensurate with increased shipping distances required to serve our significantly expanded markets. In addition, we incurred excess freight, handling and customer penalties in fiscal 2003 because we had not yet attained our current stockpile and distribution capacities in time to meet the extraordinary demand of the 2002-2003 winter. We estimate such excess costs, including penalties and incremental costs to reposition stockpiled inventory, totaled approximately $1.2 million.

Operating Expenses

Operating expenses for fiscal 2003 of $6.1 million increased $1.1 million, or 22%, compared to $5.0 million for fiscal 2002. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. Approximately $0.4 million of the increase was due to additional offsite stockpiles to support our sales growth, with the remainder attributable to increased operating overhead and increased legal expenses related to the litigation with the EPC Contractor.

Other Income (Expense)

Other expense for fiscal 2003 of $4.2 million decreased $0.9 million, or 18%, compared to $5.1 million for fiscal 2002. Other expense primarily consists of interest expense on our credit facilities, as well as other related financing charges, partially offset by other income from gains on disposal of assets, if any. The decrease was primarily the result of lower outstanding debt balances due to $8.2 million of principal repayments made on our long term debt during the period and decreased amendment fees paid to our lenders.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. The Company’s strong operating results facilitated the closing of permanent long term financing on March 17, 2004. This financing consisted of $100.0 million in long-term Senior Secured Notes at 9.5%, a bank term loan financing in the amount of $32.1 million which was issued but not drawn as support of a $32.1 million letter of credit, as well as a $30.0 million working capital facility. These proceeds, along with cash on hand, were used to repay our construction debt and related fees at the time of closing, together totaling $71.3 million, to make a distribution to our members of $41.4 million, and to pay accrued NOMI liability of $3.2 million.

Our changes in cash flows from fiscal 2001 through the most recent fiscal year ended September 30, 2004 reflect the evolution of our business from the mine construction phase, through capacity ramp-up, to our current fully operational stage. Liquidity in fiscal 2001 was provided by our construction related credit facilities, whereas liquidity in fiscal 2004 was provided by our operating activities which in turn facilitated our new long-term financing. Our primary sources of liquidity will continue to be cash flow from operations and borrowings under our new bank facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources. Additional information regarding our cash flows for the fiscal year ended September 30, 2004 is provided below.

Fiscal Year Ended September 30, 2004, Compared to Fiscal Year Ended September 30, 2003

Operating Activities. Net cash provided by operating activities was $14.1 million for fiscal 2004 compared to $18.2 million for fiscal 2003. Cash flow from operations has decreased primarily due to a decrease in net income of $4.4 million. The decrease in net income was due to an increase in earnings offset by increased interest expense of $3.8 million resulting from the new financing arrangement entered into in March 2004, prepayment penalties of $1.9 million, the write-off of the $0.8 million of financing costs capitalized under the prior financing agreement, and increased NOMI expense of $0.5 million.

Investing Activities. Net cash flow used by investing activities for fiscal 2004 and 2003 was $3.3 million and $2.3 million, respectively. These cash flows primarily consisted of maintenance-related capital expenditures of $2.7 million during each of the fiscal years ended September 30, 2004 and 2003, respectively. In addition, we invested $0.7 million and $0.1 million in the exercise of our options to purchase additional salt deposit rights in fiscal 2004 and 2003, respectively. The Company is also entitled to various grants from governmental agencies, which provide assistance in connection with construction of certain facilities. These programs are described in more detail in footnote 9 of the notes to our audited financial statements included elsewhere in this Form 10-K Equivalent. The Company received proceeds of $0.3 million under one of these programs in fiscal 2003. No such grant proceeds were received in fiscal 2004.

Financing Activities. Net cash used in financing activities was $16.8 million for fiscal 2004 as compared to $9.4 million used in fiscal 2003. For the fiscal year ended September 30, 2004, the net use of $16.8 million of cash was primarily the result of the construction debt refinancing and the payment of a dividend. For the fiscal year ended September 30, 2003, the net use of $9.4 million of cash was the result of scheduled repayments of $8.2 million on our construction debt and net repayments of $1.1 million on our revolving line of credit, both of which were fully repaid in March 2004 as a part of the refinancing as more fully described below.

For the fiscal year ended September 30, 2004, we used the $100.0 million proceeds from the senior secured notes, plus available cash, to repay long-term construction debt of $64.2 million, to make a distribution of $41.4 million to existing members, and to pay $7.7 million of transaction expenses in connection with the new financing. The $64.2 million consisted of the retirement of the $48.8 million senior secured construction debt and the $15.4 million subordinated construction debt. In addition, payments were made to the Non–Operating Mineral Interest (NOMI) holders of $3.2 million at the time of the closing of our refinancing. This amount represented the amount accrued and payable for salt sold by the Company from our inception through December 31, 2003. NOMI amounts earned but unpaid were accrued and included in borrowings and (repayments) of related party payables. No such NOMI payments were made during fiscal 2003. Sinking fund payments totaling $1.3 million were made during fiscal 2004 as required under our new credit facility for the un-drawn $32.1 million term loan. These payments are shown on the balance sheet as restricted cash.

In March 2004, we issued $100.0 million in aggregate principal amount of our 9.5% senior secured notes due 2014. Concurrently with the completion of the offering of the notes, we repaid all of our existing indebtedness other than a $0.2 million subordinated note and entered into a new bank facility. Our new bank facility is in the aggregate principal amount of $62.1 million and consists of (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. The term loan facility was used to support the ongoing litigation with the EPC Contractor. See “Item 3—Legal Proceedings.” More specifically, the lenders issued a $32.1 million letter of credit, which may be drawn against for purposes of the litigation. Upon conclusion of the litigation, the facility will convert to a term loan. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of September 30, 2004, we had $12.8 million drawn and $3.5 million of standby letters of credit outstanding under the working capital facility with approximately $0.8 million of remaining availability there under. All borrowings are subject to the satisfaction of customary conditions, including absence of default and the continued accuracy of representations and warranties.

Fiscal Year ended September 30, 2003, compared to the Fiscal Year Ended September 30, 2002

Operating Activities. Net cash provided by operating activities was $18.2 million in fiscal 2003 as compared to $1.8 million net cash used in operating activities in fiscal 2002. The increase in cash earnings was due to the significant growth in fiscal 2003 sales and profitability. The $1.5 million use of working capital was also a function of sales growth, which increased accounts receivable by $5.2 million and decreased inventory by $3.9 million.

Investing Activities. Net cash used in investing activities was $2.3 million in fiscal 2003 as compared to $3.3 million in fiscal 2002. During fiscal 2003 and 2002, we invested primarily in maintenance capital equipment expenditures totaling $2.7 million and $3.2 million, respectively. In fiscal 2002, we expended an additional $3.3 million in mine development construction expenditures not shown on the balance sheet as we received grant proceeds offsetting this amount. Including the costs offset by the grant proceeds, expenditures for property and equipment have declined from $6.5 million in fiscal 2002 to $2.7 million in fiscal 2003, again reflecting the substantial completion of our mine construction and capacity expansion program. The various grants from governmental agencies, which provide assistance in connection with construction of certain facilities, are described in more detail in footnote 9 of the notes to our audited financial statements included elsewhere in this Form 10-K Equivalent.

Financing Activities. Net cash used in financing activities was $9.4 million in fiscal 2003, primarily due to $8.2 million of repayments made on our long-term construction debt. In addition, we had $20.3 million of borrowings and $21.4 million of repayments on our existing revolving line of credit during fiscal 2003. Net cash provided by financing activities was $4.0 million in fiscal 2002, primarily due to $5.7 million of repayments made during the period on our long term construction debt, offset by $7.7 million of net borrowings under our existing revolving line of credit and a $2.1 million increase in related party payables. The $2.1 million increase in related party payables was comprised of $0.6 million of increased accrued NOMI expense payable to NOMI holders and $2.1 million of increased accrued interest expense payable to a former lender who is also a member of the Company, offset by $0.7 million of decreased payables for various other related party goods and services.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of September 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods. Long-Term Debt Obligations include sinking fund payments to be made on the currently un-drawn $32.1 million term loan.

	Payment due by period
	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	5 or more years
	dollars in thousands
Long-Term Debt Obligations	$130,986	$2,742	$2,855	$2,973	$3,095	$119,321

Operating Lease Obligations	$42,064	$4,360	$4,110	$3,874	$3,812	$25,908

Purchase Obligations	$1,933	$732	$942	$259	—	—

Interest Payable on Long-Term Debt	$90,325	$9,507	$9,506	$9,505	$9,504	$52,304

Total	$265,308	$17,341	$17,413	$16,611	$16,411	$197,533

Seasonality

We experience a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth quarters and lower during the second and third quarters of each calendar year. Sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters.

EBITDA

EBITDA represents net income before interest expense, depreciation, depletion, and amortization (the Company does not incur income taxes). EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations of EBITDA may not be comparable to those reported by other companies. Investors should carefully consider the specific items included in our computation of EBITDA. EBITDA is included herein because it is a basis upon which we assess our liquidity position and performance and because certain covenants in our borrowing arrangements are tied to similar measures. EBITDA is also included herein because we believe that it presents useful information to investors regarding a company’s ability to service and/or incur indebtedness. This belief is based on negotiations with lenders who have indicated that the amount of indebtedness we will be permitted to incur will be based, in part, on measures similar to our EBITDA. EBITDA does not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDA is not necessarily indicative of amounts that may be available for discretionary use.

The following table reconciles net income to EBITDA for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Twelve Months Ended September 30,
	2004	2003	2002
Net Income to Members	$9,143	$13,552	$3,125
Interest Expense	8,021	4,362	4,812
Other Interest	2,679	—	—
Depletion, Depreciation and Amortization	6,617	6,122	5,718

EBITDA	$26,460	$24,036	$13,655

Add/Subtract
Interest Expense	(8,021)	(4,362)	(4,812)
Other Interest	(2,679)	—	—
(Gain) Loss on sale or disposal of asset	(7)	32	(4)
Changes in working capital and other assets and liabilities	(1,622)	(1,460)	(10,595)

Net cash used by operating activities	$14,131	$18,245	($1,756)

Net cash provided by investing activities	($3,321)	($2,295)	($3,287)

Net cash used in financing activities	($16,805)	($9,356)	$4,045

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) published Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The adoption of this pronouncement as of October 1, 2003, had no impact on the Company’s financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”). Previously, a company generally included another entity in the consolidated financial statements only if it controlled the entity through voting interests. The FASB determined that this approach was not effective in identifying controlling financial interests in entities that are controlled through means other than voting interests, or in which the equity investors do not bear the residual economic risks and rewards of ownership. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is normally the entity that derives the majority of the VIE’s residual losses or returns, or both. The effective date for FIN 46 was deferred until the beginning of the first interim or annual reporting period beginning after March 15, 2004. Our adoption of FIN 46 did not have any impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company adopted SFAS No. 149 on October 1, 2003. The adoption did not have an impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company beginning October 1, 2003. The Company adopted SFAS No. 150 on October 1, 2003. The adoption did not have an impact on our financial statements.

In December 2003, the FASB issued a revised SFAS No. 132 ( FAS 132 ), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Adoption of this standard had no impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the impact of FASB No. 151 on their financial statements. The Securities and Exchange Commission (SEC) recently issued guidance on the ways in which its full-cost rules interact with the accounting requirements that the FASB established for asset retirement obligations (ARO) — specifically, how FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), interacts with the full-cost requirements in Rule 4-10 of Regulation S-X (Rule 4-10). The SEC’s new guidance appears in Staff Accounting Bulletin No. 106 (SAB 106) issued in October 2004. The Company is currently evaluating the impact of SAB 106 on their financial statements.

Risk Factors

You should carefully consider the following risks and all of the information set forth in this annual report on Form 10-K Equivalent. The risks facing our company are not limited to those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

The demand for our products changes seasonally and is dependent upon weather conditions.

Our business is highly seasonal, with operating results varying from quarter to quarter. The “salting” season runs primarily from October through March, with the highest demands in December, January and February. During our history, we have generated approximately 76% of our sales during the months of December through March, when the need for highway deicing is at its peak. We need to produce and stockpile sufficient highway deicing salt during the remainder of the year to meet estimated demand for the winter season.

Consumption of highway deicing salt is impacted by the severity of winter weather, including the number of snow storms and the accumulations associated with those storms. Weather conditions which impact our highway deicing product line include levels of temperature, precipitation, snow days and duration and timing of snowfall in our relevant geographic markets. Lower than expected sales during this period could have a material adverse effect on the timing of our cash flows and therefore our ability to service our obligations with respect to our indebtedness.

We are a newly formed company with limited operating history, which may lead to risks or unanticipated expenses similar to those of a start-up company.

Our Company was formed in January of 1997 to acquire assets relating to a new mine to be constructed in replacement of the Retsof mine previously operated by Akzo Nobel Salt, Inc. and to market and sell highway deicing salt acquired for resale. Mine construction commenced in November of 1998, and our mine was turned over to us by our contractor in December, 2001. As such, we have had only limited operating experience and are subject to many of the risks inherent in establishing a new business enterprise. The likelihood of our continued success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business and the competitive and regulatory environment in which we operate.

We operate in a highly competitive market.

Highway deicing salt is a highly regional market with a number of competitors that have significant cost advantages associated with the proximity of their production facilities to their customers. Although the primary means of competition is price, there are a number of other considerations affecting competition including product performance, cost of transportation in the distribution of salt, brand reputation, quality of client service, and customer support. To remain competitive, we may need to invest in production, marketing, customer service and support, and our distribution networks. We may have to adjust the prices of some of our products to stay competitive. We cannot assure you that we will have sufficient resources to continue to make such investments or that we will maintain our competitive position. Some of our competitors have greater financial and other resources than we do.

We must generally bid competitively to acquire contracts.

Principal customers in our industry are states, counties, and municipalities that purchase bulk salt for ice control on public roadways. Annual supply contracts generally are awarded on the basis of the lowest price of tendered bids once the purchaser is assured that its minimum requirements for quality, service, and delivery can be met. While this bid process mitigates the need to make expenditures for marketing and reduces the need for a large sales force, it requires us to rely primarily on our ability to be price competitive to maintain our existing accounts and acquire new accounts. The loss of accounts as a result of the competitive bid process could have a material adverse effect on our business.

We may be subject to certain penalties if we fail to meet performance requirements in our sales contracts.

We are a party to various salt sales contracts which include specific performance provisions governing delivery and product specifications. If we fail to meet our performance requirements, we could be subject to penalties. The amount of such performance penalties, if any, is dependent upon our failure to meet such requirements, as well as other factors such as weather patterns and related product demand in our served markets. As a result, we cannot estimate the likelihood or amount of any such performance penalties.

We may be adversely affected by the environmental regulations to which we are subject.

We are subject to numerous environmental, health and safety laws and regulations in the United States, including laws and regulations relating to land reclamation and remediation of hazardous substance releases, and discharges to air and water. For example, the U.S. Comprehensive Environmental Response, Compensation, and Liability Act, or “CERCLA,” imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons (known as “potentially responsible parties”) who are considered to have contributed to the release of “hazardous substances” into the environment. Although we are not currently incurring material liabilities pursuant to CERCLA, we may in the future incur material liabilities, under CERCLA and other environmental cleanup laws, with regard to our mining facilities, adjacent or nearby third party facilities or offsite disposal locations. Under CERCLA, or its various state equivalents, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Liability under these laws involves inherent uncertainties. Violations of environmental, health and safety laws are subject to civil, and in some cases criminal, sanctions.

Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition and results of operations.

Our operations are dependent on our having received the required permits and approvals from governmental authorities.

We hold numerous environmental, mining, and other permits and approvals issued by governmental authorities that are necessary to maintain operations at our facilities. A decision by a governmental agency to deny or delay issuing a new or renewed permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations at the affected facility. Expansion of our existing operations also is predicated upon securing the necessary environmental or other permits or approvals.

Our business could suffer if we are unsuccessful in negotiating new collective bargaining agreements.

As of September 30, 2004, we had 222 full-time employees, including 148 hourly production workers. We have a collective bargaining agreement covering our hourly production employees with the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 1-0763, formerly known as the Oil, Chemical and Atomic Workers International Union and its Local 8-763, which will expire in October 2005. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

If we lose our senior management, our business may be adversely affected.

The success of our business is dependent on our senior managers, as well as on our ability to attract and retain other qualified personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition, and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

We face competition from both existing products and products under development.

There are numerous alternative deicing products, both in existence and under development. While these products are currently believed to be substantially more expensive and less effective than rock salt, there can be no assurances that certain of the current or developing alternative deicing products will not become as or more effective than salt. There can be no assurances that alternative deicers, or new deicing agents to be used with salt, will not gain widespread acceptance and result in diminished demand for rock salt which could have a material adverse effect on our business.

Flooding in our mine could seriously impact our ongoing operations.

The Retsof mine, which was located approximately seven miles from our mine and had extensive workings below the Genesee River Valley, flooded in 1994. There can be no assurances that our mine, despite our use of more conservative mining methods and our direction of mining operations away from the valley, will not be exposed to the risk of flooding, which could have a material adverse effect on our business.

Mining is a highly regulated activity.

Mining activities are subject to a variety of governmental regulations, including the need to comply with laws relating to the reclamation of the land and other environmental legislation. Compliance with such regulation requires significant capital outlays. Existing, as well as future, legislation and regulation concerning mining operations could cause additional expense, operating restrictions, and delays in maintaining mining operations, the extent of which cannot be predicted.

Our mining permit will expire in October 2006. Permit renewal is an automatic action by the New York Department of Environmental Conservation (“DEC”) for mines wishing to continue in business, absent flagrant violation of permit terms or refusal of a permittee to correct violations of one or more permit conditions. In either of such cases, the DEC can revoke a permit or delay renewal until violations are corrected.

Pending legislation which affects environmental laws applicable to mining includes proposals which may substantially alter the Clean Water Act, Safe Drinking Water Act, and the Endangered Species Act. There can be no assurances that adverse regulatory developments and operating requirements will not impair our ability to operate our mine and will not have a material adverse effect on our business.

The business of mining is subject to a variety of risks and hazards, not all of which can be covered by insurance.

The business of salt mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment and natural phenomena such as earthquakes, earth movement and floods. Such occurrences could result in damage or impairment to, or destruction of, mineral properties or production facilities, personal injury or death, property or environmental damage, delays in mining, business interruption, monetary losses, and legal liability. While insurance is not commonly available for all these risks, we do maintain insurance against risks that are typical and reasonably insurable in the salt mining industry and in amounts that we believe to be reasonable but which will contain limits, deductibles, exclusions, and endorsements. There can be no assurance that the coverage and amount of insurance will be sufficient for the needs of the Company.

We depend upon geological surveys and studies and there can be no assurance as to the accuracy of such studies.

Continued salt production is dependent upon the existence of an adequate quantity and quality of salt in our salt deposits. While numerous geological surveys and studies have been performed to determine the size and quality of our salt deposits, there can be no assurances that our salt deposits will not be subject to premature depletion or contain pockets where quality is below production grade. Inadequate quantity or quality of our salt deposits would have a materially adverse effect on the results of operations of our business.

We have certain agreements with our affiliates which may create conflicts of interest.

We have entered into agreements with or have had certain transactions with related parties, including the payment of mine acquisition costs to persons who are members of our Company and costs incurred from a member who is also a lender. We have also obtained legal services from a law firm with which several of our members are partners, and certain of our members, or their affiliates, have received management, advisory and service fees from us. These transactions may create conflicts of interest which may not be resolved in the manner most favorable to holders of notes.

We are involved in certain litigation and an adverse determination in that proceeding could adversely affect our business.

We are involved in litigation with the company that we engaged to design and construct our mine facility. Our contract required that acceptance of the mine occur by December 2000 and provided for liquidated damages and penalties to be paid to us in the event of unexcused delays. The facility was substantially completed in December 2001 and facility acceptance has not yet occurred. We estimate that liquidated damages due the Company under our contract total at least $7.0 million. We are currently involved in a dispute with the EPC Contractor. The EPC Contractor has made a claim against us claiming a change in the scope of the contract, and also alleging breach of contract, fraud and mistake resulting in a void or voidable contract. The EPC Contractor sought $27.0 million in alleged compensatory damages and $10.0 million in punitive damages. Our motion to dismiss portions of the EPC Contractor’s complaint was granted in September 2002 and the only claims that remain are the EPC Contractor’s claims for breach of contract and declaratory judgment (for which punitive damages do not apply). We also filed an action in December 2001 against the EPC Contractor, the insurers, the bonding company and the brokers, claiming, among other things, liquidated damages, mismanagement, negligence, failure to provide required insurance and misrepresentation. The losses we are claiming against the EPC Contractor in this litigation may exceed $35.0 million. We have moved for summary judgment on a number of major issues, which if successful would substantially limit the EPC Contractor’s remaining claims. The EPC Contractor has moved to dismiss our countersuit. The Company has moved to dismiss the EPC Contractor’s remaining contractually–based claims to the extent it failed to preserve its claims in accordance with the contractually mandated process for doing so and also seeking partial summary judgment in the Company’s third-party claims with respect to liquidated damages insurance. The two actions have been consolidated into a single action. While we intend to vigorously defend the action commenced by the EPC Contractor and to prosecute our claims, no assurance can be given as to the outcome of this litigation. No accrual has been recorded related to these claims. In connection with this dispute, the EPC Contractor had filed a $29.0 million mechanics lien against the Hampton Corners mine property. The Company successfully discharged the lien via a surety bond posted for 110% of the lien amount, with the obligation for such surety bond secured by a $32.1 million letter of credit obtained as part of our new Bank Facility. However, there can be no assurance that the surety bond will provide adequate coverage in the event of a determination adverse to us. Any such adverse determination could have a material adverse effect on our business.

We are controlled by our principal members, whose interests in our business may be different than those of the holders of our notes.

Joseph G. Bucci, Gunther K. Buerman, and Neil L. Cohen, our principal founding members, collectively hold over 90% of our Class F membership interests. Because of their ownership interests, Messrs. Bucci, Buerman, and Cohen have the power to elect all three of the Class F managers on our Board of Managers. Under the terms of our operating agreement, each Class F manager has three votes on all matters submitted to a vote of the Board of Managers, and each Class A manager has one vote on all matters submitted to a vote of the Board of Managers. Therefore, Messrs. Bucci, Buerman, and Cohen collectively have voting control over all matters submitted to a vote of the Board of Managers other than matters in which one or more of such individuals has a financial interest. Additionally, Messrs. Bucci, Buerman, and Cohen comprise the Executive Committee of the Board of Managers, which generally exercises the authority of the Board of Managers except with respect to certain items required to be submitted to a vote of the entire Board of Managers in accordance with our operating agreement.

As a result of the majority ownership interest by our principal founding members, their interests could conflict with those of the holders of our notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our principal members as equity holders might conflict with the interests of a holder of our notes, as a debt holder. Our principal members or their affiliates might also have an interest in pursing transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to the holders of our notes.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of September 30, 2004, we had approximately $132.3 million of indebtedness, including $100.0 million of indebtedness under our senior secured notes, $0.2 million of indebtedness under our promissory note payable to the Empire State Development Corporation, and the $32.1 million undrawn letter of credit under our new term loan facility. As a result, we are a highly leveraged company. This level of leverage could have important consequences to our financial condition, including the following:

•	making it difficult for us to satisfy our obligations under the senior secured notes and our other indebtedness;

•	limiting our ability to obtain additional debt financing or sell equity interests to fund our working capital, capital expenditures and other requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our industry;

•	placing us at a competitive disadvantage to those of our competitors who operate on a less leveraged basis;

•	making us more vulnerable to adverse changes in economic conditions;

•	making it more difficult for us to make payments on the senior secured notes due to the debt service requirements of our other indebtedness; and

•	requiring us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, which would reduce the funds available for other purposes.

In addition, the indenture governing our senior secured notes and our new bank facility contain financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our substantial indebtedness we may still incur significantly more debt. This could exacerbate the risks described above.

The terms of the indenture governing our senior secured notes permit, and our new bank facility, permits us to incur additional indebtedness in the future. We are able to borrow up to $30.0 million under our new working capital facility, subject to certain conditions. The Company has outstanding borrowings in the amount of $12.75 million at September 30, 2004 under the new working capital facility.

The proceeds from the collateral securing our indebtedness may not be sufficient to pay all amounts owed under such indebtedness.

If we default on our bank facility or our senior secured notes, the proceeds from the sale of the collateral may not be sufficient to satisfy in full our obligations under the bank facility and the notes. An intercreditor agreement sets forth the relative rights to the collateral of the lenders under the bank facility and the holders of the senior secured notes. Proceeds from the sale of the collateral will be used first to satisfy obligations under the bank facility and, thereafter, the senior secured notes. The lenders under the bank facility will have the sole ability to control foreclosure and sale of the collateral. The amount to be received upon such a sale would depend upon numerous factors, including, among others, the timing, manner and ability to sell the collateral in an orderly sale, the condition of the collateral, the condition of the national and local economies, the availability of buyers and similar factors. The book value of the collateral should not be relied upon as a measure of realizable value for such assets. By their nature, portions of the collateral are illiquid and may have no readily ascertainable market value. Accordingly, there can be no assurance that the collateral could be sold in a short period of time or that the proceeds obtained therefrom would be sufficient to pay all amounts owing under the bank facility and the senior secured notes.

Additionally, the terms of the indenture governing our senior secured notes allow us to issue additional notes provided that we meet the Consolidated Fixed Charge Coverage Ratio (as defined in the indenture). Any additional notes issued pursuant to the indenture will rank equal to the notes and will be entitled to the same rights and priority with respect to the collateral. Thus, the issuance of additional notes pursuant to the indenture may have the effect of significantly diluting the ability of a holder of our senior secured notes to recover payment in full from the then existing pool of collateral.

To the extent that holders of other secured indebtedness or third parties enjoy liens (including statutory liens), whether or not permitted by the indenture governing the senior secured notes, such holders or third parties may have rights and remedies with respect to the collateral securing the senior secured notes that, if exercised, could reduce the proceeds available to satisfy the obligations under the senior secured notes.

The ability of the trustee to foreclose on the collateral securing the senior secured notes may be limited.

The right of the trustee to repossess and dispose or otherwise exercise remedies in respect of the collateral securing the senior secured notes upon the occurrence of an event of default is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy proceeding were to be commenced by or against us prior to the trustee having repossessed and disposed of the collateral or otherwise completed the exercise of its remedies with respect to the collateral. Under the United States Bankruptcy Code, a secured creditor such as the trustee is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments if the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral securing the obligations owed to it and may include cash payments or the granting of additional security, if and at such times as the bankruptcy court in its discretion determines, for any diminution in the value of such collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the senior secured notes could be delayed following commencement of a bankruptcy case, whether or when the trustee could repossess or dispose of the collateral or whether or to what extent holders of the senior secured notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.” Furthermore, if a bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes; holders of the senior secured notes would hold “under-secured claims.” Applicable federal bankruptcy laws do not permit the payment or accrual of interest, costs and attorney’s fees for “under-secured claims” during a debtor’s bankruptcy case.

Moreover, the trustee may need to evaluate the impact of the potential liabilities before determining to foreclose on collateral consisting of real property because a secured creditor that holds a lien on real property may be held liable under environmental laws for the costs of remediating or preventing release or threatened releases of hazardous substances at such real property. Consequently, the trustee may decline to foreclose on such collateral or exercise remedies available if it does not receive indemnification to its satisfaction from the holders of the senior secured notes.

The trustee’s ability to foreclose on the collateral securing the notes may be subject to lack of perfection, the consent of third parties, prior liens and practical problems associated with the realization of the trustee’s lien on the collateral.

The lien on the collateral securing the senior secured notes is junior in some respects to the lien securing our bank facility.

Although the senior secured notes are secured by substantially all of our assets, we entered into a new $62.1 million bank facility concurrently with the closing of our offering of the senior secured notes, and the lien on the collateral securing that new bank facility is senior to the lien on the collateral securing the notes in accordance with an intercreditor agreement. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or our property, the lenders under the bank facility will be entitled to be paid in full from the proceeds of the collateral securing such debt before any payment may be made with respect to the senior secured notes.

Restrictive covenants in our bank facility and the indenture governing the senior secured notes may restrict our ability to operate our business.

Our bank facility and the indenture governing the senior secured notes contain covenants that limit our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	make certain payments or investments;

•	create liens;

•	pay dividends and make other distributions;

•	redeem subordinated debt;

•	enter into transactions with our affiliates;

•	sell assets;

•	acquire the assets of, or merge or consolidate with, other entities; and

•	allow subsidiaries to issue capital stock.

Our ability to comply with these covenants may be affected by events beyond our control. We cannot assure you that we will satisfy these covenants. A breach of any of these covenants could result in a default under the indenture governing the senior secured notes or our bank facility, which could allow all amounts outstanding thereunder to be declared immediately due and payable, in which case we may be required to adopt an alternative strategy that may include actions such as reducing or delaying acquisitions and capital expenditures, selling assets, restructuring or refinancing our indebtedness, seeking additional equity capital or filing for bankruptcy. If we default under our bank facility, we could be prohibited from making any payments on the senior secured notes. In addition, the lenders under our bank facility could require immediate repayment of the entire principal amount of their loans. If those lenders require immediate repayment, we may not be able to repay them and also repay the senior secured notes in full.

In addition, the indenture governing the senior secured notes and our bank facility require us to maintain financial ratios. We may not be able to maintain these ratios. Covenants in our bank facility may also impair our ability to finance future operations or capital needs or to enter into acquisitions or joint ventures or engage in other favorable business activities.

To service our indebtedness, including the senior secured notes, we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including our senior secured notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our business will generate sufficient cash flow from operations that our business plans will be implemented as scheduled, or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including our senior secured notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the senior secured notes, on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the bank facility and the senior secured notes, on commercially reasonable terms or at all.

We may not have the ability to raise the funds necessary to finance any change of control offer required by the indenture governing the senior secured notes.

If we undergo a change of control (as defined in the indenture governing our senior secured notes) we may need to refinance large amounts of our debt, including the senior secured notes and borrowings under our bank facility. If a change of control occurs, we must offer to buy back the senior secured notes for a price equal to 101% of the principal amount of the senior secured notes, plus any accrued and unpaid interest. We cannot assure you that there will be sufficient funds available for us to make any required repurchases of the notes upon a change of control. The bank facility will provide that the occurrence of certain change of control events with respect to us will constitute a default under the bank facility. Therefore, if a change of control were to occur, we may be required to repay or refinance all borrowings under the bank facility. Any future debt which we incur may also contain restrictions on repayment upon a change of control. If any change of control occurs, we cannot assure you that we will have sufficient funds to satisfy all of our debt obligations.

The market price for our senior secured notes may be volatile.

Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the senior secured notes. The market for the senior secured notes, if any, may be subject to similar disruptions. Any such disruptions may adversely affect the value of our senior secured notes.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes have a fixed interest rate, its new bank facility is subject to variable interest rates keyed to LIBOR. As of September 30, 2004, we had $100.0 million of debt outstanding under our new senior secured notes, and $12.8 outstanding under our new bank facility. Our senior secured notes bear interest at a rate of 9.5% per annum and borrowings under our new bank facility are subject to a variable rate. As of September 30, 2004 the variable rate was 5.86%. Our new bank facility, in the aggregate principal amount of $62.1 million, consists of (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. The term loan facility is currently used to support the ongoing litigation with the EPC Contractor. See Note 8 to our audited financial statements appearing elsewhere in this Form 10-K Equivalent. More specifically, the lenders facilitated the issuance, at closing, of a $32.1 million letter of credit, which supports a $32.1 million bond to remove the EPC Contractor’s lien on the mine property. Upon conclusion of the litigation, the letter of credit facility will convert to a term loan. As of September 30, 2004, no monies were drawn against the $32.1 million letter of credit. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of September 30, 2004, there was $12.8 million drawn and $3.5 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our new bank facility. Assuming our current debt structure, plus a fully drawn $32.1 million term loan facility had been in place since October 1, 2003, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the fiscal year ended September 30, 2004 would have increased by approximately $0.4 million.

Item 8	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Members of

American Rock Salt Company LLC

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of American Rock Salt Company LLC at September 30, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Rochester, New York

December 20, 2004

American Rock Salt Company LLC

Balance Sheets

September 30, 2004 and 2003

	2004	2003
Assets
Current assets
Cash and equivalents	$3,101,779	$9,096,848
Restricted cash	1,328,126	—
Accounts receivable, net of reserve for doubtful accounts of approximately $64,000 and $ 100,000 in 2004 and 2003 respectively	3,632,455	6,052,539
Inventory, net	26,019,678	19,981,969
Prepaid expenses	717,795	646,374

Total current assets	34,799,833	35,777,730
Property and equipment, net	74,274,773	77,745,228
Other assets
Salt deposits and mineral rights, net	2,646,683	2,021,745
Mine acquisition costs, net	394,734	402,641
Financing costs, net of accumulated amortization of approximately $395,000 and $423,000 in 2004 and 2003 respectively	7,317,825	424,928

Total other assets	10,359,242	2,849,314

	$119,433,848	$116,372,272

Liabilities and Member’s Equity
Current liabilities
Revolving line of credit	$12,750,000	$12,380,000
Current portion of long-term debt	23,854	7,473,469
Accounts payable	3,459,164	2,057,251
Accrued expenses	4,063,368	3,813,658
Mine construction retention	4,160,001	4,160,001
Related party payables	436,965	2,945,952

Total current liabilities	24,893,352	32,830,331
Long-term debt, net of current portion	100,149,742	56,893,761

Total liabilities	125,043,094	89,724,092
Members’ equity (deficit)
Class A Units, 6,250 units issued and outstanding at September 30, 2004 and 2003	(1,845,231)	8,765,849
Class F Units, 12,750 units issued and outstanding at September 30, 2004 and 2003	(3,764,015)	17,882,331

	(5,609,246)	26,648,180

	$119,433,848	$116,372,272

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Operations

Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Sales
Bulk	$93,554,096	$92,866,508	$40,798,480
Packaged	2,948,103	2,653,180	1,095,600

Total sales	96,502,199	95,519,688	41,894,080

Cost of sales
Freight and handling	42,417,385	42,954,926	15,456,781
Products	27,592,302	28,734,518	13,232,279

	70,009,687	71,689,444	28,689,060

Gross income	26,492,512	23,830,244	13,205,020
Operating expenses	6,633,907	6,072,840	4,969,593

Income from operations	19,858,605	17,757,404	8,235,427

Other income (expense)
Interest expense	(8,020,965)	(4,362,006)	(4,812,345)
Other interest	(2,679,307)	—	—
Interest income	123,514	159,861	68,846
Other financing charges	(151,579)	(73,028)	(626,541)
Other, net	12,307	69,678	259,927

Total other expense	(10,716,030)	(4,205,495)	(5,110,113)

Net income	$9,142,575	$13,551,909	$3,125,314

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Changes in Members’ Equity (Deficit)

Years Ended September 30, 2004, 2003 and 2002

	Class A Units	Class F Units	Total
Members’ equity - September 30, 2001	$3,279,920	$6,691,037	$9,970,957
Net income	1,028,064	2,097,250	3,125,314

Members’ equity - September 30, 2002	4,307,984	8,788,287	13,096,271
Net income	4,457,865	9,094,044	13,551,909

Members’ equity - September 30, 2003	8,765,849	17,882,331	26,648,180
Net income	3,007,450	6,135,125	9,142,575
Distribution to members	(13,618,530)	(27,781,471)	(41,400,001)

Members’ equity (deficit) - September 30, 2004	$(1,845,231)	$(3,764,015)	$(5,609,246)

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Cash flows

Years Ended September 30, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$9,142,575	$13,551,909	$3,125,314
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	6,125,371	5,966,115	5,572,247
Depletion	48,333	40,223	32,753
Provision for bad debts	35,628	50,000	20,700
Provision for inventory	—	(36,556)	—
Amortization of mine acquisition and financing costs	828,061	115,598	113,124
(Gain)/Loss on sale or disposal of equipment	(7,217)	32,295	(4,266)
Changes in
Accounts receivable	2,384,456	(5,176,399)	574,754
Inventory	(6,034,631)	3,860,590	(14,081,136)
Prepaid expenses	(71,421)	(320,305)	(182,719)
Accounts payable	1,401,913	(768,518)	786,095
Accrued expenses	246,632	929,935	2,287,195

Net cash provided by (used in) operating activities	14,099,700	18,244,887	(1,755,939)

Cash flows from investing activities
Proceeds on sale or disposal of equipment	25,000	261,169	98,866
Mine development expenditures	—	—	(134,435)
Purchase of property and equipment	(2,672,699)	(2,741,101)	(3,246,617)
Purchase of salt deposits and mineral rights	(673,271)	(72,013)	(4,545)
Grant proceeds	—	256,765	—

Net cash used in investing activities	(3,320,970)	(2,295,180)	(3,286,731)

Cash flows from financing activities
Repayments on long-term debt	(64,193,634)	(8,191,328)	(5,721,170)
Payment of financing costs	(7,713,051)	—	—
Borrowings on revolving line of credit	18,180,000	20,310,000	16,900,000
Repayments on revolving line of credit	(17,810,000)	(21,380,000)	(9,230,000)
Issuance of senior secured notes	100,000,000	—	—
Distribution to Members	(41,400,001)	—	—
Increase in restricted cash	(1,328,126)	—	—
(Repayments) borrowings of related party payables	(2,508,987)	(94,505)	2,095,792

Net cash (used in) provided by financing activities	(16,773,799)	(9,355,833)	4,044,622

Net increase (decrease) in cash and equivalents	(5,995,069)	6,593,874	(998,048)
Cash and equivalents - beginning of year	9,096,848	2,502,974	3,501,022

Cash and equivalents - end of year	$3,101,779	$9,096,848	$2,502,974

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Notes to Financial Statements

September 30, 2004, 2003 and 2002

1.	The Company

American Rock Salt Company LLC (the “Company”) primarily sells bulk rock salt for use in deicing roads. The Company bids on supply contracts for salt produced at the Hampton Corners Mine to be provided to State Departments of Transportation and local municipalities as well as industrial consumers throughout the Northeastern United States. The Company was formed on January 30, 1997, construction of the Hampton Corners Mine began in November 1998 and it was substantially completed in December 2001. The Company steadily increased sales as production and distribution capacity came online during a ramp-up phase in fiscal 2001 and 2002. The Company attained full operating capacity during fiscal 2003.

2.	Summary of Significant Accounting Policies

Basis of Accounting

The financial statements are prepared on the accrual basis of accounting.

Cash and Equivalents

The Company considers all highly liquid debt instruments with a maturity at the date of purchase of three months or less to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant risk on cash and equivalents.

Inventory

Inventory is stated at the lower of cost, on an average cost basis, or market. The Company records reserves for unusable raw materials and supplies inventory. The amount of unusable raw materials is immaterial during the ordinary course of business.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

Property and Equipment

Property and equipment is stated at cost and is depreciated over its estimated useful life using the straight-line method. Major renewals and betterments are capitalized. Mine development costs consist of materials, labor, engineering, and consulting costs incurred to construct the mine and due to the fact that the mine has an estimated life in excess of 70 years, these costs are being depreciated over the maximum allowable timeframe of twenty years. Also, costs related to the construction of the production and service shafts are included in mine development costs. Any grant receipts related to the purchase or construction of a long-lived asset has been recognized as an offset to the carrying amount of such asset. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

Depreciable lives are as follows:

Buildings	20 - 40 years
Mine development costs	20 years
Land improvements	15 years
Conveyors	10 years
Processing equipment	3 - 10 years
General mining equipment	7 - 10 years
Mobile mining equipment	5 - 10 years
Furniture and fixtures	5 - 7 years
Vehicles	3 - 5 years
Computers and peripheral equipment	3 - 5 years

Salt Deposits and Mineral Rights

Salt deposits and mineral rights are underground reserves on which the Company has extraction rights. Depletion of salt deposits and mineral rights are provided as the minerals are extracted, based on units of production and engineering estimates of total reserves. The impact of revisions to reserve estimates is recognized on a prospective basis. Salt deposits and mineral rights are presented net of accumulated depletion of approximately $160,000, $112,000 and $72,000 at September 30, 2004, 2003, and 2002, respectively. Depletion expense was approximately $48,000, $40,000, and $33,000 in 2004, 2003, and 2002 respectively. The estimated aggregate depletion expense for each of the five succeeding fiscal years is $42,000, $42,000, $42,000, $43,000, and $43,000, respectively.

Mine Acquisition Costs

Mine acquisition costs consist of legal and consulting fees incurred to obtain mineral rights and other expenses. The costs are amortized using the units of production method. Mine acquisition costs are presented net of accumulated amortization of approximately $32,000, $24,000, and $15,000 at September 30, 2004, 2003, and 2002, respectively. Amortization expense was approximately $8,000, $9,000, and $7,000 in 2004, 2003, and 2002, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $6,000.

Mine Reclamation Costs

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS)” No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. The objective of SFAS No. 143 is to establish an accounting standard for the recognition and measurement of an obligation related to the retirement of certain long-lived assets. The retirement obligation must be one that results from the acquisition, construction, or normal operations of a long-lived asset. SFAS No. 143 requires the legal obligation associated with the retirement of a tangible long-lived asset to be recognized at fair value as a liability when incurred and the cost to be capitalized by increasing the carrying amount of the related long-lived asset. The implementation of SFAS No. 143 did not have a material impact on the Company’s financial position, results of operations or cash flows.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

Financing Costs

Financing costs include legal, professional and other related fees incurred in connection with obtaining financing, and are being amortized over the terms of the related obligations.

Mine Construction Retention

Mine construction retention represents retainage on construction billings to be paid upon facility acceptance.

Revenue Recognition

The Company recognizes revenue upon transfer of title or in accordance with contracted terms which is primarily FOB destination. The Company sells mineral products, primarily salt and mixed salt products. Sales include customer billings excluding sales tax charged on the product and include shipping and handling costs. The shipping and handling costs are expensed when the product is sold.

Income Taxes

No provision is made for income taxes in the accompanying financial statements as the Company is a Limited Liability Corporation that elected Partnership status. The taxable income or loss and any available credits of the Company are includable on the individual income tax returns of the members.

Impairment of Long-Lived Assets

In the event that facts and circumstances indicate that the carrying amounts of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down is required. If this review indicates that the assets will not be recoverable, the carrying value of the Company’s assets would be reduced to their estimated fair value.

Supply Agreements

The Company is exposed to the impact of interest rate changes and the purchase price of natural gas and electricity used in its mining operations. The Company has entered into transportation and gas and electricity supply service agreements. The services provided for in these agreements have not significantly deviated from the fair market value of these items during the terms of the agreement. These supply agreements did not meet the definition of a derivative instrument or hedging activity under the provisions of SFAS No. 133.

Members’ Equity

The Company’s authorized, issued and outstanding membership interests consist of 6,250 Class A Units and 12,750 Class F Units. The Company is also authorized to issue 1,000 Class E Units reserved for issuance to officers and employees of the Company. The Class A, Class E and Class F Units are alike in all respects, except that the Class A and Class F Units are entitled to vote for the election of Class A and Class F Managers, respectively, and the Class E Units are not entitled to vote for Managers. Allocation of net income (loss) is performed on a pro rata basis.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

Fair Value Disclosures of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values at September 30, 2004 and 2003.

The estimated fair value of the Company’s long-term debt is approximately $100,174,000 as of September 30, 2004. The estimated fair value was based on market yields for similar instruments.

Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These changes had no effect on reported financial position or results of operations.

Supplemental Disclosure of Cash Flow Activities

Supplemental information regarding cash flow activities for the year ended September 30:

	2004	2003	2002
Cash paid for interest	$9,438,658	$6,507,595	$2,630,731

3.	Inventory

Inventory consists of the following at September 30:

	2004	2003
Supplies	$778,201	$513,157
Finished Goods, Salt	25,279,202	19,506,537

	26,057,403	20,019,694
Less:
Reserve	(37,725)	(37,725)

	$26,019,678	$19,981,969

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

4.	Property and Equipment

Property and equipment consisted of the following at September 30:

	2004	2003
Land	$672,701	$672,701
Buildings	3,276,541	3,276,541
Land improvements	2,606,157	2,389,897
Conveyors	5,680,180	5,338,220
Processing equipment	4,656,002	4,676,902
General mining equipment	3,851,824	3,359,810
Mobile mining equipment	6,965,704	5,875,584
Furniture and fixtures	30,720	29,770
Vehicles	231,497	180,635
Computers and peripheral equipment	658,188	610,365
Mine development costs	65,023,449	64,804,475
Mine development in progress	223,084	56,347

	93,876,047	91,271,247
Less: Accumulated Depreciation	(19,601,274)	(13,526,019)

	$74,274,773	$77,745,228

5.	Leases

The Company has entered into several agreements for the storage and handling of its salt at several stockpiles; several of these agreements include land and building rent. In addition, the Company has various lease agreements for railcars. These obligations extend through 2016. Most leases contain renewal and purchase options. No leases contain restrictions on the Company’s activities concerning capital distributions, additional debt, or further leasing. Rental expenses for all operating leases amounted to approximately $4,453,000, $4,260,000 and $3,766,000 during 2004, 2003 and 2002, respectively.

Future minimum rental payments under operating leases with non-cancelable terms in excess of one year are as follows.

	Property	Equipment	Total
2005	$221,802	$4,137,865	$4,359,667
2006	172,024	3,938,311	4,110,335
2007	72,000	3,802,107	3,874,107
2008	72,000	3,739,677	3,811,677
2009	54,000	3,215,219	3,269,219
Thereafter	—	22,638,888	22,638,888

	$591,826	$41,472,067	$42,063,893

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

6.	Long-Term Debt

Long-term debt consisted of the following at September 30:

	2004	2003	2002
Senior Secured Construction Loan	$—	$48,740,000	$54,840,000

Senior Secured Notes

Senior Secured Notes at September 30, 2004 of $100,000,000, currently requiring semiannual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the principal amount of the notes at the established price plus accrued and unpaid interest may be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012

	100,000,000	—	—

Subordinated Construction Loan	—	15,430,704	17,500,000

Promissory note payable to the Empire State Development Corporation

Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	173,596	196,526	218,558

	100,173,596	64,367,230	72,558,558
Less: Current maturities of long-term debt	(23,854)	(7,473,469)	(72,361,959)

	$100,149,742	$56,893,761	$196,599

On March 17, 2004, the Company completed the refinancing of its existing debt structure. As of September 30, 2003, the Company had outstanding borrowings of $12,380,000 under its then existing working capital line of credit and $64,170,000 under its then existing senior and subordinated construction loans. On March 17, 2004, the Company repaid all of its existing indebtedness other than a $196,000 subordinated note with the proceeds of its new financing which comprised: $100,000,000 principal amount 9.5% senior secured notes with a maturity date of March 15, 2014, and a new bank facility in the aggregate principal amount of $62,140,000 consisting of: (a) a $32,140,000 term loan facility, and (b) a $30,000,000 working capital facility. Both the term loan and the working capital facility currently bear interest at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

The term loan facility is currently used to support the ongoing litigation with the contractor of the mine facility. More specifically, the lenders facilitated the issuance, at closing, of a $32,140,000 letter of credit, which may be drawn against for purposes of the litigation. Upon conclusion of the litigation, the letter of credit facility will convert to a term loan. As of September 30, 2004, no monies were drawn against the $32,140,000 letter of credit. The letter of credit facility currently bears an interest rate of 3.125%, and if the term loan facility were outstanding, it would bear an interest rate of

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

5.86%. Sinking fund payments totaling $1.3 million were made during fiscal 2004 as required under our new credit facility for the un-drawn $32.1 million term loan. These payments are shown on the balance sheet as restricted cash. The working capital facility permits the Company to borrow up to $30,000,000 in revolving loans with a $7,000,000 sublimit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of September 30, 2004, the Company had $12,750,000 drawn and $3,500,000 of standby letters of credit outstanding under the working capital facility, with approximately $800,000 of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the new financing arrangement cannot exceed $30,000,000 and when outstanding bears an interest rate of 5.86%.

The aggregate maturities of long-term debt for each of the five fiscal years subsequent to September 30, 2004 are as follows:

2005	$23,854
2006	24,754
2007	25,762
2008	26,812
2009	27,904
Thereafter	100,044,510

$100,173,596

7.	Related Party Transactions

Legal Services

Certain legal costs were incurred by an organization affiliated with several of our members of approximately $1,348,000, $868,000 and $685,000 during fiscal 2004, 2003 and 2002, respectively. With respect to the fees incurred in fiscal 2004, a total of $1,072,000 was included in operating expenses and $276,000 has been capitalized on the balance sheet in other assets-financing costs. With respect to the fees incurred in fiscal 2003 and 2002, a total of $868,000 and $685,000, respectively, were included in operating expenses.

Goods and Services

Certain members, or their affiliates, received management and services fees of approximately $294,000, $232,000, and $144,000 during fiscal 2004, 2003 and 2002, respectively. These amounts are included in operating expenses.

Additionally, certain members or their affiliates, received payments for goods and services of approximately $1,526,000, $701,000, and $610,000 during fiscal 2004, 2003 and 2002, respectively. In fiscal 2004, approximately $1,170,000 of the total $1,526,000 is included in cost of sales – products with the remaining balance in operating expenses. In fiscal 2003, approximately $428,000 of the total $701,000 is included in cost of sales – products with the remaining balance in operating expenses. In fiscal 2002, approximately $414,000 of the total $610,000 was included in cost of sales – products with the remaining balance in operating expenses.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

Financing Costs

Certain costs were incurred from, a member which was, until the refinancing, also a lender, for administrative fees of approximately $94,000, $45,000 and $56,000, principal payments in the amount of approximately $15,278,000, $4,385,000 and $2,138,000, and interest payments in the amount of approximately $848,000, $2,507,000 and $1,605,000 during 2004, 2003 and 2002, respectively. In March, 2004 the Company repaid in full all principal and interest owing to this lender, plus a prepayment fee of approximately $1,925,000. All amounts, excluding interest and prepayment penalties, are included in operating expenses.

Certain costs were incurred from an affiliate of a member for financial advisory fees of approximately $1,810,000 and $0 for the fiscal year ended 2004 and 2003, respectively. This amount is recorded as an asset on the balance sheet in other assets—financing costs, and will be amortized to interest expense over the life of the related debt.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive NOMIs related to the acquisition of mineral rights equal to 2.5 percent of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $2,166,000, $1,695,000 and $613,000 during 2004, 2003 and 2002, respectively. These amounts are included in cost of sales–products.

Mine Acquisition Costs

In order to obtain mineral rights and permits, certain costs were incurred and paid to members or their affiliates, for legal and consulting services. Costs paid to members amounted to $0, $0 and $18,000 in fiscal 2004, 2003 and 2002, respectively. These amounts were all capitalized.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

8.	Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company is involved in litigation with Frontier-Kemper Constructors, Inc. and Flatiron Structures LLC (together, the “EPC Contractor” or “FKF”) whom the Company engaged to design and construct its mine facility. The contract required that acceptance of the mine occur by December 2000 and provided for liquidated damages and penalties to be paid to the Company in the event of unexcused delays. The facility was substantially completed in December 2001 and facility acceptance has not yet occurred. The Company estimates that liquidated damages due the Company under its contract and/or by reason of the contractor’s failure to obtain insurance for such damages total at least $7.0 million. The EPC Contractor has filed suit against the Company claiming a change in the scope of the contract and alleging breach of contract, fraud and mistake resulting in a void or voidable contract. The EPC Contractor sought $27.0 million in alleged compensatory damages and $10.0 million in punitive damages. The Company’s motion to dismiss portions of the EPC Contractor’s complaint was granted in September 2002 and the only claims that remain are the EPC Contractor’s claims for breach of contract and declaratory judgment (for which punitive damages do not apply). The Company also filed an action in December 2001 against the EPC Contractor, the insurers, the bonding company, and the brokers, claiming, among other things, liquidated damages, mismanagement, negligence, failure to provide required insurance and misrepresentation. The losses claimed against the EPC Contractor in this litigation may exceed $35.0 million. The two actions have been consolidated into a single action. The Company has moved for summary judgment on a number of major issues, which if successful would substantially limit the EPC Contractor’s remaining claims. The EPC Contractor has moved to dismiss or limit the damages recoverable by the Company in its countersuit. While the Company intends to vigorously defend the action commenced by the EPC Contractor and to prosecute its claims, no assurance can be given as to the outcome of this litigation. No accrual has been recorded related to these claims. In connection with this dispute, FKF had filed a $29.0 million mechanics lien against the Hampton Corners Mine property. The Company successfully discharged the lien via a surety bond posted for 110% of the lien amount, with the obligation for such surety bond secured by a $32.1 million letter of credit obtained as part of its new financing arrangement.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

Union Agreement

On October 30, 1998, the Company entered into a five-year labor agreement with the Oil, Chemical and Atomic Workers International Union and its Local 8-763, currently known as Chemical & Energy Workers International Union, Local 1-0763. The labor agreement covers all hourly production and maintenance workers employed by the Company. On June 11, 2001, the labor agreement was extended for a period of two additional years and expires on October 29, 2005.

Livingston County IDA Assistance

On September 1, 1998, Livingston County Industrial Development Agency (“IDA”) approved the Payment-in-Lieu-of-Tax (“PILOT”) Agreement between the Company and the IDA. Under the terms of the Agreement, the Company receives abatements on a percentage of property taxes through 2031, exemption from mortgage taxes related to the financing of the mine and exemption from sales and use taxes otherwise payable on all purchases made to construct the mine. Under the agreement, the Company is required to maintain a staffing level of 124 full time or equivalent employees (“Full Time Employees”). If the Full Time Employees fall below 75 percent of 165 (124), the PILOT payments increase based on a pre-defined formula. The Company has 222 Full Time Employees as of September 30, 2004.

Electricity Supply Agreement with Rochester Gas and Electric Corporation

On October 28, 1998, the Company entered into a seven-year Individual Service Agreement with Rochester Gas and Electric Corporation (“RG&E”) which provides for RG&E to connect the mine to its system at no cost to the Company, with certain exceptions, and to supply electricity at 6.6 cents plus tax per kilowatt hour for the first five years and then an indexed rate in the following two years. Contract terms commenced April 1999 through March 2006. The Company will have minimum take or pay obligations equal to $495,000 per year. For the years ended September 30, 2004, 2003 and 2002, the Company met the minimum requirement.

Transportation and Gas Service Agreement with New York State Electric and Gas Corporation

On December 31, 1998, the Company entered into a seven-year Transportation and Gas Service Agreement with New York State Electric and Gas Corporation (“NYSEG”) to purchase the transportation of natural gas energy commencing November 11, 1999. The Company is required to purchase the transportation of 585,000 therms per year. In the event that the requirement is not met, the Company is obligated to pay $.10 per therm for each therm under 585,000. The Company was required to pay approximately $32,000, $25,000, and $50,000 to meet its required minimums under this agreement during fiscal 2004, 2003 and 2002, respectively.

Sales Contracts

The Company has various salt sales contracts which include specific performance provisions governing delivery and product specification. For fiscal 2004 and 2003, the Company paid $70,000 and $442,000, respectively, in penalties related to delivery and product specification shortfalls, caused primarily by significantly greater demand than had been anticipated. No such penalties were paid for fiscal years 2002. As of September 30, 2004, the Company was committed to supply approximately 3.1 million tons of inventory per accepted bid contracts. While the Company has significantly increased its rail car fleet and production capacity, it could nonetheless be subject to future penalties in the event it fails to meet its performance requirements. The amount of such performance penalties, if any, would be dependent upon failure to perform and factors such as weather patterns and resultant product demand in the Company’s geographic markets and as a result cannot be estimated.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

Railcar Agreements

The Company has agreements with rail carriers for the transportation of its rock salt. These agreements have minimum usage requirements that obligate the Company to pay, in the aggregate, a minimum of $1.9 million per annum. In 2002, the Company was required to pay $150,000 under these agreements due to the shortfall of minimum usage requirements in year one of the agreement. In fiscal 2004 and 2003, the Company met its minimum usage requirements. The current agreements expire in 2006. Based on current projections, the Company expects to meet the minimum usage requirements for the remainder of the agreement.

9.	Grants/Assistance

The Company is entitled to various grants from various governmental agencies to provide for financial assistance for construction of certain facilities. The Company is reimbursed for allowable costs incurred under the grants. No grant activity occurred in fiscal 2004. The following grant activity occurred during fiscal 2003 and 2002:

Industrial Access Project

The Industrial Access Project allows for the reimbursement of monies expended for the acquisition of property and the design and construction of highway, bridge, and rail freight projects related to industrial access with such access also including improvements that would benefit the agriculture industry. The agreement provides for up to $3,300,000 in assistance. As of September 30, 2002, reimbursable expenditures of $3,300,000 had been incurred and $3,044,000 received for construction related to the activities described above. In November 2002, the remaining proceeds of approximately $256,000 were received by the Company. No grant activity occurred in fiscal 2004.

Empire State Development

This grant provides for up to $2,100,000 of assistance for the acquisition of new machinery and equipment and to otherwise reduce overall costs of the mine expansion and reclamation project. There is also available, infrastructure assistance up to $500,000 in the form of a $250,000 grant and a $250,000 loan at 4%, with a term of ten years. Eligible costs under the infrastructure assistance include access roads, paving, parking, site preparation, water and sewer lines and other basic infrastructure improvements. As of September 30, 2002, all monies eligible have been received by the Company.

10.	Employee Benefit Plan

The Company administers a 401(k) defined contribution plan covering substantially all employees. Total expense related to the employer matching contribution was approximately $206,000, $173,000, and $110,000 in fiscal 2004, 2003, and 2002 respectively.

11.	Accounting Pronouncements

In November 2002, the FASB published Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The adoption of this pronouncement as of October 1, 2003, had no impact on the Company’s financial statements.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

September 30, 2004, 2003 and 2002

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“VIEs”). Previously, a company generally included another entity in the financial statements only if it controlled the entity through voting interests. The FASB determined that this approach was not effective in identifying controlling financial interests in entities that are controlled through means other than voting interests, or in which the equity investors do not bear the residual economic risks and rewards of ownership. The Interpretation requires a variable interest entity to be consolidated by a company if that company is the “primary beneficiary” of that entity. The primary beneficiary is normally the entity that derives the majority of the VIE’s residual losses or returns, or both. The effective date for FIN 46 was deferred until the beginning of the first interim or annual reporting period beginning after March 15, 2004. Our adoption of FIN 46 did not have any impact on the Company’s financial statements.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and hedging relationships designated after June 30, 2003, except for those provisions of SFAS No. 149 which relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. The Company adopted SFAS No. 149 on October 1, 2003. The adoption did not have an impact on the Company’s financial statements.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company beginning October 1, 2003. The Company adopted SFAS No. 150 on October 1, 2003. The adoption did not have an impact on the Company’s financial statements.

In December 2003, the FASB issued a revised SFAS No. 132 ( FAS 132 ), Employers’ Disclosures about Pensions and Other Postretirement Benefits. The amended FAS 132 revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Adoption of this standard had no impact on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company is currently evaluating the impact of FASB No. 151 on their financial statements.

The Securities and Exchange Commission (SEC) recently issued guidance on the ways in which its full-cost rules interact with the accounting requirements that the FASB established for asset retirement obligations (ARO) — specifically, how FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), interacts with the full-cost requirements in Rule 4-10 of Regulation S-X (Rule 4-10). The SEC’s new guidance appears in Staff Accounting Bulletin

No. 106 (SAB 106) issued in October 2004. The Company is currently evaluating the impact of SAB 106 on their financial statements.

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures as of September 30, 2004 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B	Other Information

None.

Part III

Item 10	Directors and Executive Officers of the Registrant

The following table sets forth information with respect to our Managers, executive officers and key employees as of September 30, 2004:

Name	Age	Position
Joseph G. Bucci	61	Vice Chairman of Operations, Plant Manager, Executive Committee Member and Class F Manager

Gunther K. Buerman	61	Chairman, Executive Committee Member and Class F Manager

Neil L. Cohen	43	Vice Chairman of Finance and Marketing, Executive Committee Member and Class F Manager

Donald B. Holman	57	Vice President of Marketing

Raymond R. Martel	47	Chief Financial Officer

Adam W. Ridell	64	Vice President of Engineering

Gary L. Perrin	48	Human Resources Manager

Gregory J. Norris	41	Engineering Manager

Charles T. Collins	39	Class A Manager

C. Wesley Gregory III	48	Class A Manager

Gregory O’Connell	62	Class A Manager

John M. Odenbach, Jr.	54	Class A Manager

E. Philip Saunders	67	Class A Manager

Thomas Terry, Jr.	71	Class A Manager

Board of Managers and Executive Committee

We have a nine-member Board of Managers and a three-member Executive Committee. The members of the Executive Committee, taken together, own a majority of the Company. The Executive Committee generally has the authority to exercise all the powers of the full Board of Managers, other than the power to take certain actions enumerated in the Company’s operating agreement. The members of the Executive Committee collectively fulfill the duties of chief executive officer. The Board of Managers consists of three Class F Managers, who are elected by the Class F Members, up to eight Class A Managers, who are elected by the Class A Members, and Honorary Managers, who are appointed by the Board of Managers. Each Class F Manager has three votes on all matters submitted to a vote of the Board of Managers, and each Class A Manager has one vote on all matters submitted to a vote of the Board of Managers. Honorary Managers are entitled to attend meetings of the Board of Managers but are not entitled to vote. Managers hold office until their successors are duly elected and qualified or their earlier removal or resignation.

A brief biography of each member of the Board of Managers is set forth below:

Executive Committee/Class F Managers

Joseph G. Bucci became a Manager of the Company and Vice President of Real Estate and Mineral Rights in October 1997. In 2002, he became Vice Chairman, Operations of the Company. Mr. Bucci is Plant Manager responsible for all production and the day to day operation of our mine. Mr. Bucci, founder and owner of Bucci Real Estate, has been involved in real estate since 1968. He has been responsible for the purchases of mineral rights on behalf of the former International Salt Company, Akzo Nobel Salt and the Company since 1974. Mr. Bucci serves on the board of directors of The Bank of Castile and the Livingston County Chamber of Commerce. He holds a B.S. in history and education from SUNY Geneseo as well as New York State 1certification as a Licensed Real Estate Broker.

Gunther K. Buerman became a Manager of the Company in January 1997 and Chairman of the Board of Managers of the Company in 2002. He is the managing partner of Harris Beach LLP where he has been an associate or partner since 1968 in the area of corporate and commercial law. He serves on the board of directors of a number of private and non-profit entities. Mr. Buerman holds a J.D. from Syracuse University College of Law and a B.A. from St. Lawrence University.

Neil L. Cohen became a Manager of the Company in January 1997 and Vice Chairman of Finance and Marketing in 2002. He is the President and managing member of Cohen & Company, LLC, a venture capital/private equity firm he founded in 1994. Mr. Cohen is a director of Waste Reduction by Waste Reduction, Inc., and a board member of a number of non-profit organizations. Mr. Cohen holds an M.S. in Management with concentrations in corporate strategy, finance, and management of technological innovation from MIT and a B.E.S. in Mathematical Sciences from The Johns Hopkins University.

Messrs. Bucci, Buerman and Cohen are parties to a voting agreement which limits the ability of any such person to vote on any changes to the Company’s operating agreement which would have the effect of removing any party to the voting agreement from the Executive Committee or amending the rules for voting for Class F Managers.

Class A Managers

Charles T. Collins became a Manager of the Company in November 1998. Mr. Collins served as the Company’s Chief Financial Officer from January 1997 to November 1998. He is the managing director of Cohen & Company, LLC, a venture capital/private equity firm he joined in 1996. Prior to joining Cohen & Company, Mr. Collins was a CPA and manager in the audit practice of Coopers & Lybrand, LLP, which he joined as an associate in 1988. He holds a B.S. in Accounting from New York University.

C. Wesley Gregory, III became a Manager of the Company in November 1998. Mr. Gregory is owner and manager of WeCare Holdings LLC and its affiliated entities, which provide goods and services to the water, wastewater and solid wastes industry. Prior to founding the WeCare family of companies in 1998, Mr. Gregory founded Waste Stream Environmental, Inc. in 1987 to provide goods and services to the municipal wastewater industry.

Gregory O’Connell became a Manager of the Company in November 1998. Mr. O’Connell has been the President and owner of O’Connell Construction Company Inc. for over 30 years.

John M. Odenbach, Jr. became a Manager of the Company in November 1998. Mr. Odenbach is President of Dolomite Products Company, Inc., a position he has held for more than five years.

E. Philip Saunders became a Manager of the Company in November 1998, and served as its Chief Executive Officer from May 2000 through September 2003. Mr. Saunders is Chief Executive Officer of Genesee Regional Bank and Swain Ski & Snowboard Center, and serves on the boards of directors of Rochester Blue Cross & Blue Shield, Griffith Energy, Paul Smiths College, the American Red Cross, Lewis Tree Service, PCORE Electric Co., Inc., the National Association of Truckstop Operators Foundation, Genesee Valley Trust Company and Genesee Regional Bank. Mr. Saunders previously served on the boards of directors of Hahn Automotive, Fleet Bank of New York, Ryder Systems, Excellus, Inc. of Rochester, Rochester General Hospital and the Petroleum Marketing Education Foundation. Mr. Saunders previously served as Chief Executive Officer of Truckstops of America, Inc., Econo- Car International, Inc., Griffith Oil, Sugar Creek Corporation, Travel Ports of America, Inc. and Richardson Foods Corporation.

Thomas Terry, Jr. became a Manager of the Company in November 1998. Prior to 1998, Mr. Terry was the President and owner of Lewis Tree Service, Inc., a vegetation management company founded by the Terry family in the 1950s.

Operating Management

The Company’s operating management and key personnel have significant experience in the development and operation of various rock salt mines and have specific experience selling and distributing rock salt in the Northeastern market. The key operating personnel include the following:

Donald B. Holman is the Company’s Vice President of Marketing. He is responsible for developing and executing the Company’s marketing and distribution strategy. Mr. Holman’s industry experience includes 33 years in various facets of the salt business including governmental bidding, distribution and market research. Mr. Holman joined International Salt Company (later acquired by Akzo Nobel) in 1970. In 1974, Mr. Holman became Manager of Highway Bidding of Akzo Nobel and in 1984 became General Planning Manager for its Highway/Chemical Division. Mr. Holman joined the Company upon its formation in January 1997.

Raymond R. Martel became Chief Financial Officer of the Company in November 1998. He is responsible for all treasury, accounting, information technology, and risk management activities. Mr. Martel brings 25 years of financial experience, including 5 years of management consulting and 10 years of concentrated mineral industry experience. Mr. Martel’s prior employers include British Petroleum and Coopers & Lybrand, LLP, where he was a member of the Tax/Finance teams supporting exploration and development of mineral properties. Mr. Martel’s major area of responsibility was the financial and tax reporting for the development of the liquid natural gas property on the Northwest Shelf of Australia. Mr. Martel serves on the board of directors of Tri County Family Medicine.

Adam W. Riddell was named the Company’s Vice President of Engineering in 2003. Previously, he was the Construction Project Manager overseeing all aspects of the construction of our mine. He has over 23 years of diversified management experience in salt, coal, and other industrial minerals projects. Prior to the commencement of construction of our mine, Mr. Riddell acted as a mining engineering consultant to the Company since 1997. He had previously served as the Engineering Manager of the Retsof salt mine of Akzo Nobel Salt, Inc. from 1987 through April 1997.

Gary L. Perrin is the Company’s Human Resources Manager. He joined the Company in March 2001. Mr. Perrin has over 22 years of diversified management experience in Human Resources and Finance. Prior to joining the Company, Mr. Perrin was employed by Stroehmann Bakeries Inc. and the Quaker Oats Company. He has worked with organizations experiencing rapid growth and also has guided organizations through periods of downsizing, including layoffs and office/plant closings. Mr. Perrin has labor relations experience with the following unions: United Steel Workers of America (USWA), International Brotherhood of Teamsters (IBT), Bakery, Confectionary, Tobacco Workers International (BC&T), United Food and Commercial Workers (UFCW) and Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE).

Gregory J. Norris is the Company’s Engineering Manager. He joined the Company in June 2000. Mr. Norris has over 16 years of mine engineering experience, including five years working for Akzo Nobel Salt, Inc. at two different salt mines. He has worked in copper and silver mines for Copper Range Company, and has managed a 1.0 million tons-per-year limestone quarry for Southdown Inc.

Audit Committee

The members of the Company’s Executive Committee, Gunther K. Buerman, Joseph G. Bucci and Neil L. Cohen, have served as the Audit Committee of the Board of Managers. The Board of Managers formally appointed the Executive Committee members as the Audit Committee in December 2004, recognizing that they had previously been serving in that capacity. The Company’s Board of Managers has not determined that any member of the Audit Committee is an “audit committee financial expert” as defined in applicable Securities and Exchange Commission regulations.

Code of Ethics

As of September 30, 2004, the Company had not adopted a “Code of Ethics” as defined in applicable Securities and Exchange Commission regulations. The Board of Managers believes that our current internal control procedures and business practices are adequate to promote honest and ethical conduct and to deter wrongdoing by these executives.

Item 11	Directors Fees, Executive Compensation and Expense Reimbursement

Each board member of the Executive Committee is entitled to compensation at a rate of $4,000 per month as a member of the Executive Committee. Additionally, beginning in September 2003, each member of the Executive Committee is entitled to receive one-third of the annual compensation paid to the former chief executive officer of the Company (equal to $50,000 each annually) as compensation for his role in fulfilling the duties of chief executive officer. Joseph Bucci and E. Philip Saunders each received respective bonuses of $65,000 and $32,500 for fiscal year 2004. Each member of the Executive Committee also received a bonus of $25,000 for fiscal year 2003. All Managers, including the Executive Committee members, are now entitled to reimbursement for all reasonable out-of-pocket expenses incurred by them in connection with their performance of services in that capacity.

The following table sets forth information concerning the compensation paid by the Company for each of the fiscal years ended September 30, 2004, 2003 and 2002 to (i) the Company’s former chief executive officer, (ii) the three individuals who collectively serve as the Company’s chief executive officer, and (iii) the two other most highly compensated individuals (based on total salary and bonus for the last completed fiscal year) who were serving as executive officers at the end of the fiscal year ended September 30, 2004, and whose total compensation was in excess of $100,000 (collectively, the “Named Executive Officers”).

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation
Joseph Bucci, Vice Chairman of Operations and Co-Chief Executive Officer (1), (2)	2004 2003 2002	$109,992 36,664 —		$65,000 25,000 —	$98,000 52,167 48,000

Gunther Buerman, Chairman and Co-Chief Executive Officer (1)	2004 2003 2002	— — —	$	— 25,000 —	$98,000 52,167 48,000

Neil Cohen, Vice Chairman of Finance and Marketing and Co-Chief Executive Officer (1)	2004 2003 2002	— — —	$	— 25,000 —	$98,000 52,167 48,000

E. Philip Saunders, Chief Executive Officer (3)	2004 2003 2002	$0 120,000 120,000		$32,500 31,500 31,500	48,000 — —

Donald Holman, Vice President Marketing (4)	2004 2003 2002	$124,030 122,440 116,611		$35,000 32,500 10,000	$3,750 4,076 3,798

Raymond Martel, Chief Financial Officer (4)	2004 2003 2002	$96,863 95,443 90,019		$72,500 32,500 10,000	$5,081 3,838 3,000

(1)	Effective as of September 1, 2003, Messrs. Bucci, Buerman, and Cohen collectively serve as Chief Executive Officer for the Company. Amounts included in “Other Annual Compensation” for Messrs. Bucci, Buerman and Cohen represent fees paid to such persons for service as a member of the Executive Committee and service as Co-Chief Executive Officer.

(2)	Effective as of June 1, 2003, Mr. Bucci also serves as plant manager for the company.

(3)	Effective September 1, 2003, Mr. Saunders resigned as chief executive officer. He remains a Class A Manager and a consultant to the Company. Amounts included in “Other Annual Compensation” for Mr. Saunders represent consulting fees paid to Mr. Saunders for services rendered since his resignation.

(4)	Amounts included in “Other Annual Compensation” for Messrs. Holman and Martel represent employer matching Contributions under the Company’s 401(k) plan.

Membership Unit Plan

The Company has established a Membership Unit Plan under which it may grant the right to purchase up to 1,000 Class E Units to certain employees and executive officers of the Company. The purchase price for any Units issued under the plan is to be determined by the Board of Managers at the time of the award, but may not be less than the greater of $2,000 or the fair market value of the Unit on that date. The Company has certain repurchase rights with respect to Units issued under the plan, with repurchase rights lapse at a rate of 25% per year beginning with the first anniversary of the issuance of Units under the plan. As of the date of this Form 10-K Equivalent, the Company had not made any awards under this plan.

Compensation Committee Interlocks and Insider Participation

As of September 30, 2004, the Company did not have a compensation committee. The Company’s entire Board of Managers functions as the compensation committee. No interlocking relationship existed during the last completed fiscal year between the Company’s Board of Managers and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s issued and outstanding membership interests consist of 6,250 Class A Units and 12,750 Class F Units. The Company is also authorized to issue Class E Units. The Class A, Class E, and Class F Units are alike in all respects except that the Class A and Class F Units are entitled to vote for the election of Class A and Class F Managers, respectively, and the Class E Units are not entitled to vote for Managers.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Units as of September 30, 2004, with respect to (i) holders having beneficial ownership of more than 5% of the Company’s Common Units, (ii) each of our Managers, (iii) each Named Executive Officer, and (iv) all Managers and executive officers as a group:

	Class and Number of Units		Percent of Class Beneficially Owned
Name and Address of Beneficial Owner (1)	Class A	Class F	Class A	Class F
Joseph G. Bucci (2)(3)	—	3,952.500	—	31.00%

Gunther K. Buerman(2)	—	4,122.075	—	32.33%

Neil L. Cohen(2)(4)	1,012.500	3,442.500	16.20%	27.00%

Donald B. Holman	—	61.200		*

General Electric Capital Corporation 120 Long Ridge Road, 3rd Fl. Stamford, CT 06927	1,250.000	—	20.00%	—

Dolomite Products Co., Inc. 1150 Penfield Road Rochester, NY 14625	1,250.000	—	20.00%	—

C&C Salt, LLC(5) c/o Cohen & Company, LLC 800 3rd Avenue New York, NY 10022	1,012.500	—	16.20%	—

Thomas Terry, Jr.(6)	1,000.000	318.750	16.00%	2.50%

E. Philip Saunders (6)	300.000	—	4.80%	—

Gregory O’Connell (6)	250.000	—	4.00%	—

C. Wesley Gregory, III(6)	62.500	—	1.00%	—

All Managers and executive officers as a group	2,625.0	11,897.025	42.0%	93.31%

*	Denotes ownership of less than 1%.

(1)	All addresses are c/o American Rock Salt Company LLC, 3846 Retsof Road, Retsof, New York 14539, unless otherwise noted.

(2)	Class F Manager and Executive Committee member.

(3)	Does not include 12.0 Class A Units indirectly held by Mr. Bucci, reflecting his percentage interest in 150.0 Class A Units held by ARSC, LLC, over which Mr. Bucci has no voting or investment power.

(4)	The Class A Units beneficially owned by Mr. Cohen are held by C&C Salt, LLC, of which Mr. Cohen is a member and over which Mr. Cohen has sole voting and investment control, through his control of C&C Capital Associates, LLC, the managing member of C&C Salt, LLC. Mr. Cohen disclaims beneficial ownership of all Class A Units held by C&C Salt, LLC, except to the extent of 25.0 Class A Units, in which he has an indirect pecuniary interest.

(5)	Neil L. Cohen, a Class F Manager and Executive Committee member, and Charles T. Collins, a Class A Manager, are members of C&C Salt, LLC. Mr. Collins has no voting or investment power over the Class A Units held by C&C Salt, LLC and has an indirect pecuniary interest in 87.5 of those Class A Units.

(6)	Class A Manager.

Item 13	Certain Relationships and Related Transactions

From time to time, we enter into agreements with members or Managers of the Company or their affiliates. We believe that the terms of these relationships are at least as favorable as those we could have obtained as a result of arm’s-length negotiations with unaffiliated third parties. Set forth below are descriptions of the material agreements or arrangements we have entered into with members, Managers or their affiliates.

Legal Services

Gunther K. Buerman, one of the founders of the Company and Chairman of the Executive Committee, is the managing partner of Harris Beach LLP, a law firm which serves as general outside counsel to the Company. In addition, certain current and former members of the firm of Harris Beach LLP own in the aggregate 150.5 Class A Units of the Company (not including the Units owned by Mr. Buerman). The Company incurred legal expenses to Harris Beach of approximately $1,348,000, $868,000, and $685,000 during fiscal 2004, 2003, and 2002, respectively.

Financial Advisory Services

Neil L. Cohen, one of the founders of the Company and a member of the Executive Committee, is the President of Cohen & Company, LLC, a venture capital/private equity firm which has provided financial advisory services to the Company. Charles T. Collins, a Class A Manager of the Company, is the managing director of Cohen & Company, LLC. In fiscal 2004, in connection with the recapitalization associated with the issuance of the Company’s senior secured notes, Cohen & Company, LLC received fees totaling approximately $1,810,000, plus reimbursement of out-of-pocket expenses. No such fees were incurred in fiscal 2002 or 2003.

General Contractor Services

Walter Parkes, an honorary member of the Company’s Board of Managers, is the President of O’Connell Electric Company, which provides general contractor services to the Company on as as-needed basis. The Company incurred fees payable to O’Connell Electric Company of approximately $191,000, $48,000, and $231,000 during fiscal 2004, 2003 and 2002, respectively.

Richard A. Ash, a member of ARSC, LLC, which is a Class A Member of the Company, is the President of C.P. Ward, Inc., which provides general contractor services to the Company on an as-needed basis. The Company incurred fees payable to C.P. Ward of approximately $121,000, $20,000, and $91,000 during fiscal 2004, 2003 and 2002, respectively.

E. Philip Saunders, a Class A member and Manager of the Company, who is also the former Chief Executive Officer of the Company, is the Chairman of the Board of Griffith Energy, Inc., which provides general contractor services to the Company on an as-needed basis. The Company incurred approximately $572,000, $487,000, and $243,000 in fees payable to Griffith Energy, Inc. during fiscal 2004, 2003 and 2002, respectively.

Transportation Services

C. Wesley Gregory, III, a Class A Member and Manager of the Company, is a member and manager of WeCare Transportation LLC, which provides transportation services to the Company on an as-needed basis. The Company incurred approximately $230,000 and $75,000 in fees payable to WeCare Transportation LLC during fiscal 2004 and 2003, respectively, and no material fees during fiscal 2002.

Real Estate Brokerage Services

Joseph G. Bucci, one of the founders of the Company and a member of the Executive Committee, is the founder and owner of Bucci Real Estate, a company which provides real estate brokerage services to the Company. The Company incurred fees payable to Bucci Real Estate of approximately $0, $4,185, and $3,997 during fiscal 2004, 2003 and 2002, respectively.

Financing Costs

During fiscal 2004, 2003 and 2002, the Company incurred certain costs from General Electric Capital Corporation, a Class A Member of the Company, for administrative fees of approximately $94,000, $45,000, and $56,000, respectively, principal payments in the amount of approximately $15,278,000, $4,385,000, and $2,138,000, respectively, and interest payments of approximately $848,000, $2,507,000, and $1,605,000, respectively. In March, 2004 the Company repaid in full all principal and interest owing to this lender, plus a prepayment fee of approximately $1,925,000.

Non-Operating Mineral Interests (“NOMIs”)

Under the terms of the Company’s operating agreement, Joseph G. Bucci, Gunther K. Buerman, and Neil L. Cohen, in addition to certain other members of the Company, hold certain Non-Operating Mineral Interests, or “NOMIs”, related to the Company’s initial acquisition of mineral rights. The NOMIs entitle the holders to receive payments equal to 2.5% of the gross income of our mine as reported for purposes of computing percentage depletion for federal income tax purposes. Upon the closing of the offering of the senior secured notes, $3,169,000 of accrued NOMI’s was paid to the holders thereof, and an additional $1,378,000 was paid to the NOMI holders during the third quarter of fiscal 2004. No such payments were made during fiscal 2003 or 2002. Certain restrictions under the Company’s financing arrangement will apply to the payment of NOMI’s in the future.

Lease of Certain Facilities

The Company leases administrative and bagging facilities from Retsof Realty LLC, an entity owned by certain members of the Company. The Company began leasing these facilities during fiscal 2003 at a rate of $35,376 per year, and paid Retsof Realty LLC rent in the amounts of $35,376 and $14,740 for fiscal 2004 and 2003, respectively. No such amounts were payable for fiscal 2002.

Miscellaneous

The Company has incurred certain additional costs from several related parties for various goods and services in the amount of approximately $236,000, $512,000, and $284,000 in fiscal 2004, 2003 and 2002, respectively.

Item 14	Principal Accountant Fees and Services

PricewaterhouseCoopers LLP is the Company’s independent auditor. A summary of the services provided by PricewaterhouseCoopers LLP for the years ended September 30, 2004 and 2003 are as follows (in thousands):

	2004	2003
Audit Fees (1)	$109,380	$39,950
Tax Fees (2)	5,987	20,000
Other Fees(3)	192,705	—

	$308,072	$59,950

(1)	Relates to services for the annual financial statement audits included in our Annual Reports on Form 10-K Equivalent, quarterly reviews for the financial statements included in our Quarterly Reports on Form 10-Q Equivalent, reviews of registration statements and other SEC filings, and procedures performed for comfort letters.

(2)	Related to fees for professional services rendered regarding tax compliance, tax advice, or tax planning.

(3)	Related to services rendered in connection with the issuance of our senior secured notes. This amount was capitalized under deferred financing costs on the balance sheet. No such fees were payable for fiscal 2003.

The Company’s Audit Committee has not adopted any policies or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing audit, tax, and non-audit services and has concluded that such services are compatible with PricewaterhouseCoopers LLP’s role as the Company’s independent auditor.

Part IV

Item 15	Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements and supplementary data required by this Item 15 are set forth below:

(b)	None.

(c)	The following exhibits are filed as part of this report on Form 10-K Equivalent:

Exhibit No.	Description of Exhibit

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on page 59 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 20, 2004

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel, Chief Financial Officer (Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil L. Cohen as his true and lawful attorney-in-fact, with full power of substitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K Equivalent, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents with full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Joseph G Bucci Joseph G. Bucci	Vice Chairman of Operations, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 20, 2004

By:	/s/ Gunther K. Buerman Gunther K. Buerman	Chairman, Executive Committee Member and Manager (Co- Principal Executive Officer)	December 20, 2004

By:	/s/ Neil L. Cohen Neil L. Cohen	Vice Chairman of Finance and Marketing, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 20, 2004

By:	/s/ Charles T. Collins Charles T. Collins	Manager	December 20, 2004

By:	C. Wesley Gregory III	Manager

By:	Gregory O’Connell	Manager

By:	John M. Odenbach, Jr.	Manager

By:	/s/ E. Philip Saunders E. Philip Saunders	Manager	December 20, 2004

By:	/s/ Thomas Terry, Jr. Thomas Terry, Jr.	Manager	December 20, 2004

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on page 59 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement