Form 10-Q
period 2004-12-31
AMERICAN ROCK SALT CO LLC
filed 2005-02-10
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q Equivalent - Informational

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: N/A

AMERICAN ROCK SALT COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

New York	16-1516458
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

3846 Retsof Road, Retsof, New York	14539
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (585) 243-9510 ext. 1164

(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report): N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☐     NA  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

This Form 10-Q Equivalent is only being filed for informational purposes pursuant to the indenture governing American Rock Salt Company LLC’s 9 1/2% Senior Secured Notes due 2014.

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

	December 31, 2004	September 30, 2004
	(unaudited)
Assets
Current assets
Cash and equivalents	$2,654	$3,102
Restricted cash	1,992	1,328
Accounts receivable, net of reserve for doubtful accounts of approximately $64 at September 30, 2004 and December 31, 2004, respectively	15,129	3,632
Inventory	25,672	26,020
Prepaid expenses	577	718

Total current assets	46,024	34,800
Property and equipment, net	73,693	74,275
Other assets
Salt deposits and mineral rights, net	2,634	2,646
Mine acquisition costs, net	393	395
Financing costs, net of accumulated amortization	7,126	7,318

Total other assets	10,153	10,359

	$129,870	$119,434

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$17,170	$12,750
Current portion of long-term debt	24	24
Accounts payable	3,449	3,459
Accrued expenses	7,437	4,063
Mine construction retention	4,160	4,160
Related party payables	697	437

Total current liabilities	32,937	24,893
Long-term debt, net of current portion	100,144	100,150

Total liabilities	133,081	125,043

Members’ deficit
Class A Units 6,250 units issued and outstanding at December 31, 2004 and September 30, 2004	(1,056)	(1,845)
Class F Units 12,750 units issued and outstanding at December 31, 2004 and September 30, 2004	(2,155)	(3,764)

	(3,211)	(5,609)

	$129,870	$119,434

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2004	December 31, 2003
Sales
Bulk	$26,438	$32,267
Packaged	1,169	1,431

Total sales	27,607	33,698

Cost of sales
Freight and handling	11,597	15,050
Products	8,735	9,751

	20,332	24,801

Gross income	7,275	8,897
Operating expenses	1,949	1,767

Income from operations	5,326	7,130

Other income (expense)
Interest expense	(2,924)	(1,022)
Interest income	—	38
Other financing charges	(7)	(82)
Other, net	3	(17)

Total other expense, net	(2,928)	(1,083)

Net income	$2,398	$6,047

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

Statement of Changes in Members’ Deficit

For the Three Months Ended December 31, 2004

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
Members’ deficit - September 30, 2004	$(1,845)	$(3,764)	$(5,609)

Net income	789	1,609	2,398

Members’ deficit - December 31, 2004	$(1,056)	$(2,155)	$(3,211)

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2004	December 31, 2003
Cash flows from operating activities
Net income	$2,398	$6,047
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,585	1,541
Depletion	13	16
Amortization of mine acquisition and financing costs	194	27
Changes in
Accounts receivable	(11,497)	(13,245)
Inventory	348	3,676
Prepaid expenses and other assets	140	64
Accounts payable	(10)	42
Accrued expenses	3,375	2,319

Net cash (used in) provided by operating activities	(3,454)	487

Cash flows from investing activities
Purchase of property and equipment	(1,004)	(933)
Purchase of salt deposits and mineral rights	—	(420)

Net cash used in investing activities	(1,004)	(1,353)

Cash flows from financing activities
Repayments on long-term debt	(6)	(1,886)
Borrowings on revolving line of credit	4,420	5,430
Increase in Restricted Cash	(664)	(2,000)
Borrowings of related party payables	260	31

Net cash provided by financing activities	4,010	1,575

Net (decrease)increase in cash and equivalents	(448)	709
Cash and equivalents - beginning of period	3,102	9,097

Cash and equivalents - end of period	$2,654	$9,806

Supplemental Disclosure of Cash Flow Activities
	For the three months ended
	December 31, 2004	December 31, 2003
Cash paid for interest	$524	$984

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

American Rock Salt Company LLC (the “Company”) primarily sells bulk rock salt for use in deicing roads. The Company bids on supply contracts for salt produced at the Hampton Corners Mine to be provided to state Departments of Transportation and local municipalities as well as industrial consumers throughout the Northeastern United States. The Company was formed on January 30, 1997. Construction of the Hampton Corners Mine began in November 1998 and it was substantially completed in December 2001. The Company steadily increased sales as production and distribution capacity came online during a ramp-up phase in fiscal 2001 and 2002. The Company attained full operating capacity during fiscal 2003.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2004 included in the Company’s Form 10-K Equivalent. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended December 31, 2004 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The balance sheet at September 30, 2004 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

No provision is made for income taxes in the accompanying financial statements as the Company is a limited liability company that elected partnership status. The taxable income or loss and any available credits of the Company are includable on the individual income tax returns of the members.

3.	Long-Term Debt

Long-term debt consisted of the following at:

	December 31, 2004	September 30, 2004
Senior Secured Notes

Senior Secured Notes at December 31, 2004 of $100,000,000, currently requiring semiannual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the principal amount of the notes at the established price plus accrued and unpaid interest may be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012

	100,000	100,000

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	168	174

	100,168	100,174
Less: Current maturities of long-term debt	(24)	(24)

	$100,144	$100,150

As of December 31, 2004, the Company had outstanding borrowings of $17.2 million under its working capital line of credit. On March 17, 2004, the Company repaid all of its existing indebtedness other than a $0.2 million subordinated note with the proceeds of its new financing which comprised: $100.0 million principal amount 9.5% senior secured notes with a maturity date of March 15, 2014, and a new bank facility in the aggregate principal amount of $62.1 million, consisting of: (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility currently bear interest at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

The term loan facility is currently used to support the ongoing litigation with the contractor of the mine facility. More specifically, the lenders under the new credit facility facilitated the issuance, at closing, of a $32.1 million letter of credit, which may be drawn against for purposes of the litigation. Upon conclusion of the litigation, the letter of credit facility will convert to a term loan. As of December 31, 2004, no monies were drawn against the $32.1 million letter of credit. The letter of credit facility currently bears an interest rate of 3.125%, and if the term loan facility were outstanding, it would bear an interest rate of 5.50%. Sinking fund payments totaling $0.7 million were made from October 31, 2004 through December 31, 2004 as required under our new credit facility for the un-drawn $32.1 million term loan. These payments are shown on the balance sheet as restricted cash.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of December 31, 2004, the Company had $17.2 million drawn and $3.5 million of standby letters of credit outstanding under the working capital facility, with approximately $5.5 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the new financing arrangement cannot exceed $30.0 million and bears interest at a rate of 5.50%.

4.	Inventory

Inventory consists of the following at December 31:

	December 31, 2004	September 30, 2004
Supplies	$781	$778
Finished Goods, Salt	24,929	25,279

	25,709	26,057

Less:
Reserve	(37)	(37)

	$25,672	$26,020

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $0.2 million and $0.3 million during the three months ended December 31, 2004 and 2003, respectively. All such fees were included in operating expenses.

Goods and Services

Certain members, or their affiliates, received management and service fees of approximately $0.1 million during the three months ended December 31, 2004 and 2003, respectively. These amounts are included in operating expenses.

Additionally, certain members, or their affiliates, received payments for goods and services of approximately $0.3 million and $0.2 million during the three months ended December 31, 2004 and 2003, respectively. For the three months ended December 31, 2004, approximately $0.2 million of the total $0.3 million is included in cost of sales – products, with the remaining balance in operating expenses. For the three months ended December 31, 2003, approximately $0.1 million of the total $0.2 million is included in cost of sales – products with the remaining balance in operating expenses.

Financing Costs

Certain costs were incurred from a member which was, until the refinancing, also a lender, for administrative fees of approximately $0 and $0.1 million, principal payments of approximately $0 and $1.0 million, and interest payments of approximately $0 and $0.5 million for the three months ended December 31, 2004 and 2003, respectively. This lender was paid off in full upon completion of the new financing agreement on March 17, 2004. All amounts, excluding interest, are included in operating expenses.

Certain costs were incurred from an affiliate of a member for financial advisory fees of approximately $0 and $0.2 million for the three months ended December 31, 2004 and 2003, respectively. This amount is recorded as an asset on the balance sheet in other assets – financing costs, and will be amortized to interest expense over the life of the related debt.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $0.6 million and $0.6 million during the three months ended December 31, 2004 and 2003, respectively. These amounts are included in cost of sales – products.

6.	Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company is involved in litigation with Frontier-Kemper Constructors, Inc. and Flatiron Structures LLC (together, the “EPC Contractor” or “FKF”) whom the Company engaged to design and construct its mine facility. The contract required that acceptance of the mine occur by December 2000 and provided for liquidated damages and penalties to be paid to the Company in the event of unexcused delays. The facility was substantially completed in December 2001 and facility acceptance has not yet occurred. The Company estimates that liquidated damages due the Company under its contract and/or by reason of the contractor’s failure to obtain insurance for such damages total at least $7.0 million. The EPC Contractor has filed suit against the Company claiming a change in the scope of the contract and alleging breach of contract, fraud and mistake resulting in a void or voidable contract. The EPC Contractor sought $27.0 million in alleged compensatory damages and $10.0 million in punitive damages. The Company’s motion to dismiss portions of the EPC Contractor’s complaint was granted in September 2002 and the only claims that remain are the EPC Contractor’s claims for breach of contract and declaratory judgment (for which punitive damages do not apply). The Company also filed an action in December 2001 against the EPC Contractor, the insurers, the bonding company, and the brokers, claiming, among other things, liquidated damages, mismanagement, negligence, failure to provide required insurance and misrepresentation. The losses claimed against the EPC Contractor in this litigation may exceed $35.0 million. The two actions have been consolidated into a single action. The Company has moved for summary judgment on a number of major issues, which if successful would substantially limit the EPC Contractor’s remaining claims. The EPC Contractor has moved to dismiss or limit the damages recoverable by the Company in its countersuit. The third-party defendants have filed cross-motions for summary judgment seeking dismissal of the third-party claims. While the Company intends to vigorously defend the action commenced by the EPC Contractor and to prosecute its claims, no assurance can be given as to the outcome of this litigation. No accrual has been recorded related to these claims. In connection with this dispute, FKF had filed a $29.0 million mechanics lien against the Hampton Corners Mine property. The Company successfully discharged the lien via a surety bond posted for 110% of the lien amount, with the obligation for such surety bond secured by a $32.1 million letter of credit obtained as part of its new financing arrangement.

7.	Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company beginning January 1, 2006. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.

The Securities and Exchange Commission (SEC) recently issued guidance on the ways in which its full-cost rules interact with the accounting requirements that the FASB established for asset retirement obligations (ARO) — specifically, how FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), interacts with the full-cost requirements in Rule 4-10 of Regulation S-X (Rule 4-10). The SEC’s new guidance appears in Staff Accounting Bulletin No. 106 (SAB 106) issued in October 2004. SAB 106 is effective for the Company beginning January 1, 2005. The adoption did not have an impact on the Company’s financial statements.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company or persons acting on behalf of the Company may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases. The Company desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q Equivalent and other statements made in this Form 10-Q Equivalent and in filings with the SEC.

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management’s current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. Among the factors that could impact the Company includes:

•	return expectations and related allocation of resources;

•	changing economic or competitive conditions; and

•	negotiation of agreements with third parties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Most of our sales are based on annual supply contracts with set pricing and reserved volume generally awarded on the basis of lowest price of bids tendered. This allows us to plan our production and staffing schedule and our inventory placement and sales distribution strategy for the upcoming season. We routinely adjust the size of our workforce, as well as the number of hours and days worked, to reflect seasonal demand.

From fiscal year 2001 to 2004, we increased our sales volume from 1.0 million tons to 3.1 million tons, and our revenues from $29.1 million to $96.5 million. This increase in sales corresponds to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. For the 2003-2004 season, we were awarded contracts for over 31% more volume as compared to the prior season’s contract awards. For the current 2004-2005 season, our awarded contracts are essentially flat as compared to the 2003-2004 season. Over the past seven winter seasons, we have on average sold approximately 102% of our awarded volume.

For the quarter ended December 31, 2004, we generated revenues of $27.6 million, and net income of $2.4 million. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Salt Deposits and Mineral Rights

Salt deposits and mineral rights are underground reserves with respect to which the Company has extraction rights. Depletion of salt deposits and mineral rights occurs as the minerals are extracted based on units of production and engineering estimates of total reserves. As such, our mineral rights interests include estimates of probable mineral reserves. The impact of revisions to our reserve estimates is recognized on a prospective basis.

Mine Reclamation Cost

We have calculated the estimated net future cost of dismantling, restoring, and reclaiming our mine in its related mine site in accordance with federal, state and local regulatory requirements, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 requires that we recognize the legal obligation of our mine reclamation costs at fair value as a liability when incurred and capitalize such costs by increasing the carrying amount of our mine assets.

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

Other Significant Accounting Policies

Other significant accounting policies not involving the same level of estimates and assumptions as those discussed above are important to an understanding of our financial statements. For example, our policies related to our inventory allowances, revenue recognition and legal contingencies require judgments and estimates.

Results of Operations

The following table sets forth certain historical financial information for the three months ended December 31, 2004 and 2003. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products, since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q Equivalent.

	Three Months Ended December 31,
	2004	2003
	(Dollars in Thousands)
Sales
Bulk	$26,438	$32,267
Packaged	1,169	1,431

Total sales	27,607	33,698

Cost of sales
Freight and handling	11,597	15,050
Products	8,735	9,751

	20,332	24,801

Gross income	7,275	8,897
Operating expenses	1,949	1,767

Income from operations	5,326	7,130

Other income (expense)
Interest expense	(2,924)	(1,022)
Interest income	—	38
Other financing charges	(7)	(82)
Other, net	3	(17)

Total other expense, net	(2,928)	(1,083)

Net income	$2,398	$6,047

Seasonality

We experience a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth calendar quarters and lower during the second and third quarters of each calendar year, resulting in large increases in the accounts receivable and accrued expenses lines on the balance sheet as of December 31, 2004 compared to September 30, 2004. Sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters. Our results of operations for the fiscal year ended September 30 are more representative of trends in our results.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Sales

Total sales for the quarter ended December 31, 2004 of $27.6 million decreased $6.1 million, or 18.1% compared to $33.7 million during the same period in fiscal 2004. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $6.1 million decrease is primarily attributed to a 21.6% decrease in sales volume in the first quarter of fiscal 2005 as compared to the first quarter of fiscal 2004. This decrease in sales volume is the direct result of current seasonal weather patterns that resulted in winter weather beginning later than it had in the quarter ended December 31, 2003. Although the overall net effect was a decrease in sales revenue, the average sales price per ton for the quarter ended December 31, 2004 increased by 4.5% compared to the same period in fiscal 2004. The increased average sales price per ton was primarily due to a more favorable mix of shipments to customers with higher salt prices.

Gross Income

Gross income for the first quarter of fiscal 2005 of $7.3 million decreased by $1.6 million, or 18.2% compared to $8.9 million for the same period in fiscal 2004. The decrease in gross income was primarily attributable to the 21.6% decrease in tonnage sold due to the late onset of winter weather during the quarter ended December 31, 2004. Combined, total cost of sales decreased by $4.5 million, or 18.0%, as compared to the same period in fiscal 2004; while on a percentage of sales basis, total cost of sales remained essentially flat. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for the first quarter of fiscal 2005 decreased by $3.5 million, or 22.9% as compared to the same period in fiscal 2004. The $3.5 million decrease is the result of a 21.6% decrease in sales volume in the first quarter of fiscal 2005 compared to the same period in fiscal 2004.

•	Cost of sales – products for the first quarter of fiscal 2005 decreased by $1.0 million, or 10.4% as compared to the same period in fiscal 2004. The $1.0 million decrease is primarily the result of the decrease in sales volume in the first quarter of fiscal 2005 compared to the same period in fiscal 2004.

Operating Expenses

Operating expenses of $1.9 million for the first quarter of fiscal 2005 increased $0.2 million, or 10.3% compared to $1.7 million for the same period in fiscal 2004. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The $0.2 million increase for the quarter is primarily attributable to an increase in amortization expense as a result of the $7.7 million of financing costs related to the issuance of the senior secured notes on March 17, 2004.

Other Income (Expense)

Other expense of $2.9 million for the first quarter of fiscal 2005 increased $1.8 million, or 170.5% compared to $1.1 million for the same period in fiscal 2004. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. The increase was due to increased interest expense as a result of the new financing that closed in March 2004. Interest expense totaled $2.9 million for the first quarter of fiscal 2005, for an increase of $1.9 million over the first quarter of fiscal 2004.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. The Company’s strong operating results facilitated the closing of permanent long term financing on March 17, 2004. This financing consisted of $100.0 million in long-term Senior Secured Notes at 9.5%, a bank term loan financing in the amount of $32.1 million which was issued but not drawn as support of a $32.1 million letter of credit, as well as a $30.0 million working capital facility. These proceeds, along with cash on hand, were used to repay our construction debt and related fees at the time of closing, together totaling $71.3 million, to make a distribution to our members of $41.4 million, and to pay accrued NOMI liability of $3.2 million. Additional information regarding our cash flows for the quarter ended December 31, 2004 is provided below.

Operating Activities. Net cash used in operating activities was $3.5 million for the first three months of fiscal 2005 compared to $0.5 million net cash provided during the same period in fiscal 2004. Net income for the three months ended December 31, 2004 decreased by $3.6 million as compared to the same period in fiscal 2004. The decrease in net income for the first three months of fiscal 2005 as compared to the same period in fiscal 2004 was primarily due to 21.6% fewer tons sold because of the late onset of winter weather and a $1.9 million increase in interest expense due to the new financing arrangement that closed on March 17, 2004. The decrease in net income was offset by slightly increased non-cash charges for depreciation, depletion and amortization. Net cash provided by operating activities during the beginning of the peak sales season is typically minimal as inventory is at its peak level and is only beginning to convert to receivables which will be collected in the second quarter of fiscal 2005.

Investing Activities. Net cash flow used in investing activities for the first three months of fiscal 2005 and 2004 was $1.0 million and $1.4 million, respectively. These cash flows primarily consisted of maintenance-related capital expenditures of $1.0 million and $0.9 million during the three months ended December 31, 2004 and 2003, respectively. We invested $0.4 million in the exercise of our options to purchase additional salt deposit rights in the first three months of fiscal 2004, and made no such expenditures during the first three months of fiscal 2005.

Financing Activities. Net cash provided by financing activities was $4.0 million for the first three months of fiscal 2005 as compared to $1.6 million provided during the same period in fiscal 2004. During the three months ended December 31, 2004, $4.4 million of cash was provided via seasonal borrowing under our revolving line of credit, offset by the third required $0.6 million sinking fund payment due under the new credit facility on the un-drawn $32.1 million term loan. Sinking fund payments made between June 30, 2004 and December 31, 2004 under the new credit facility totaled $2.0 million and are shown on the balance sheet as restricted cash. During the three months ended December 31, 2003, the net $1.6 million of cash provided by financing activities was the result of seasonal borrowings under our revolving line of credit, offset by scheduled repayments on our construction debt and $2.0 million of cash restricted for use as collateral for letters of credit issued to secure performance bonds required by certain municipal customers. No such cash was restricted for use as collateral on the letters of credit for the three months ended December 31, 2004. NOMI expense accruals are included in our statement of cash flows as borrowings and (repayments) of related party payables. No payments were made to the NOMI holders during the three months ended December 31, 2004 and 2003.

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

The following table reconciles net income to EBITDA for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended December 31,
	2004	2003
Net Income to Members	$2,398	$6,047
Interest Expense	2,924	1,022
Depletion, Depreciation and Amortization	1,792	1,583

EBITDA	$7,114	$8,652

Add/Subtract
Interest Expense	(2,924)	(1,022)
Changes in working capital and other assets and liabilities	(7,644)	(7,143)

Net cash (used in) provided by operating activities	$(3,454)	$487

Net cash used in investing activities	$(1,004)	$(1,353)

Net cash provided by financing activities	$4,010	$1,575

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K Equivalent for the fiscal year ended September 30, 2004.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company beginning January 1, 2006. The Company is currently evaluating the impact of FASB No. 151 on its financial statements.

The Securities and Exchange Commission (SEC) recently issued guidance on the ways in which its full-cost rules interact with the accounting requirements that the FASB established for asset retirement obligations (ARO) — specifically, how FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), interacts with the full-cost requirements in Rule 4-10 of Regulation S-X (Rule 4-10). The SEC’s new guidance appears in Staff Accounting Bulletin No. 106 (SAB 106) issued in October 2004. SAB 106 is effective for the Company beginning January 1, 2005. The adoption did not have an impact on the Company’s financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its new bank facility are subject to variable interest rates keyed to LIBOR. As of December 31, 2004 the variable rate was 5.50%. As of December 31, 2004, we had $100.0 million of debt outstanding under our new senior secured notes, and $17.2 million outstanding under our new bank facility. Our new bank facility, in the aggregate principal amount of $62.1 million, consists of (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. The term loan facility is currently used to support the ongoing litigation with the EPC Contractor. See Note 6 to our unaudited financial statements appearing elsewhere in this Form 10-Q Equivalent. More specifically, the lenders facilitated the issuance, at closing, of a $32.1 million letter of credit, which supports a $32.1 million bond to remove the EPC Contractor’s lien on the mine property. Upon conclusion of the litigation, the letter of credit facility will convert to a term loan. As of December 31, 2004, no monies were drawn against the $32.1 million letter of credit. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub- limit available for the issuance of letters of credit. As of December 31, 2004, there was $17.2 million drawn and $3.5 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our new bank facility. Assuming our current debt structure, plus a fully drawn $32.1 million term loan facility had been in place since October 1, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the quarter ended December 31, 2004 would have increased by approximately $0.1 million.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures as of December 31, 2004 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company is a party to a lawsuit with the EPC Contractor, a joint venture of Frontier-Kemper Contractors, Inc. and Flatiron Construction, LLC, which designed and constructed the Company’s mine facility. The contract required that the facility be accepted by December 2000 and contained provisions for liquidated damages in favor of the Company. Construction commenced in November 1998 and was substantially completed in December 2001. Facility acceptance has not yet occurred. In April 2001 the EPC Contractor commenced a lawsuit in the Western District of New York alleging a change in the scope of the contract, breach of contract, fraud and/or unilateral mistake. It requested a declaratory judgment and sought $27.0 million in compensatory damages and $10.0 million in punitive damages. The Company’s motion to dismiss portions of the EPC Contractor’s amended complaint, including the punitive damages claim, was granted in September 2002 and the only claims remaining are for breach of contract and declaratory judgment. The Company countersued in December 2001 against the EPC Contractor, the insurers, the bonding company and the brokers, claiming among other things, liquidated damages, mismanagement, negligence, failure to provide required insurance, and misrepresentation. The losses the Company is claiming against the EPC Contractor in this litigation may exceed $35.0 million. The Company has moved for summary judgment on a number of major issues, which if successful would substantially limit the EPC Contractor’s remaining claims. The EPC Contractor has moved to dismiss the Company’s countersuit. The Company has moved to dismiss the EPC Contractor’s remaining contractually-based claims to the extent it failed to preserve its claims in accordance with the contractually mandated process for doing so and also seeking partial summary judgment in the Company’s third-party claims with respect to liquidated damages insurance. The third-party defendants have filed cross-motions for summary judgment seeking dismissal of these third-party claims. The two actions have been consolidated into a single action. In connection with this dispute, the EPC Contractor had filed a $29.0 million mechanics lien against the Hampton Corners mine property. The Company successfully discharged the lien via a surety bond posted for 110% of the lien amount, with the obligation for such surety bond secured by a $32.1 million letter of credit obtained as part of the Company’s new Bank Facility.

In addition, the Company is involved in various routine legal proceedings from time to time. These typically involve commercial claims, personal injury claims, and workers’ compensation claims. While the Company cannot predict the outcome of such proceedings, it does not believe that these proceedings will have a material adverse effect on its business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Nothing to report.

Item 3. Defaults upon Senior Securities

Nothing to report.

Item 4. Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

The following exhibits are filed as part of this report on Form 10-Q Equivalent:

Exhibit No.	Description of Exhibit
31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2005

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)