Form 10-Q
period 2005-03-31
AMERICAN ROCK SALT CO LLC
filed 2005-05-11
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q Equivalent - Informational

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

	March 31, 2005	September 30, 2004
	(unaudited)
Assets
Current assets
Cash and equivalents	$12,207	$3,102
Restricted cash	3,490	1,328
Accounts receivable, net of reserve for doubtful accounts of approximately $64 and $54 at March 31, 2005 and September 30, 2004, respectively	16,821	3,632
Inventory	8,630	26,020
Prepaid expenses	776	718

Total current assets	41,924	34,800
Property and equipment, net	72,279	74,275
Other assets
Salt deposits and mineral rights, net	2,622	2,646
Mine acquisition costs, net	391	395
Financing costs, net of accumulated amortization	6,932	7,318

Total other assets	9,945	10,359

	$124,148	$119,434

Liabilities and Members’ Equity

Current liabilities
Revolving line of credit	$—	$12,750
Current portion of long-term debt	24	24
Accounts payable	4,125	3,459
Accrued expenses	4,047	4,063
Mine construction retention	4,160	4,160
Related party payables	2,370	437

Total current liabilities	14,726	24,893
Long-term debt, net of current portion	100,137	100,150

Total liabilities	114,863	125,043

Members’ equity (deficit)
Class A Units 6,250 units issued and outstanding at March 31, 2005 and September 30, 2004	3,054	(1,845)
Class F Units 12,750 units issued and outstanding at March 31, 2005 and September 30, 2004	6,231	(3,764)

	9,285	(5,609)

	$124,148	$119,434

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004
Sales
Bulk	$63,932	$53,558	$90,370	$85,825
Packaged	697	1,314	1,865	2,745

Total sales	64,629	54,872	92,235	88,570

Cost of sales
Freight and handling	28,566	24,333	40,163	39,383
Products	18,265	15,510	27,000	25,262

	46,831	39,843	67,163	64,645

Gross income	17,798	15,029	25,072	23,925
Operating expenses	2,319	1,632	4,269	3,399

Income from operations	15,479	13,397	20,803	20,526

Other income (expense)
Interest expense	(2,986)	(1,564)	(5,910)	(2,586)
Other interest	—	(2,679)	—	(2,679)
Interest income	5	54	5	92
Other financing charges	(1)	(222)	(7)	(305)
Other, net	—	24	3	9

Total other expense, net	(2,982)	(4,387)	(5,909)	(5,469)

Net income	$12,497	$9,010	$14,894	$15,057

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ Equity (Deficit)

For the Six Months Ended March 31, 2005

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
Members’ deficit - September 30, 2004	$(1,845)	$(3,764)	$(5,609)
Net income	4,899	9,995	14,894

Members’ equity - March 31, 2005	$3,054	$6,231	$9,285

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the six months ended
	March 31, 2005	March 31, 2004
Cash flows from operating activities
Net income	$14,894	$15,057
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,147	3,057
Depletion	25	34
Provision for bad debts	11	—
Amortization of mine acquisition and financing costs	389	449
Loss on sale or disposal of equipment	—	(7)
Changes in
Accounts receivable	(13,200)	(4,215)
Inventory	17,390	15,306
Prepaid expenses and other assets	(59)	90
Accounts payable	666	618
Accrued expenses	(17)	735

Net cash provided by operating activities	23,246	31,124

Cash flows from investing activities
Proceeds on sale or disposal of equipment	—	25
Purchase of property and equipment	(1,151)	(1,423)
Purchase of salt deposits and mineral rights	—	(470)

Net cash used in investing activities	(1,151)	(1,868)

Cash flows from financing activities
Repayments on long-term debt	(12)	(64,182)
Payment of financing costs	—	(7,348)
Borrowings on revolving line of credit	4,420	5,430
Repayments on revolving line of credit	(17,170)	(17,810)
Issuance of senior secured notes	—	100,000
Distribution to Members	—	(41,400)
Increase in Restricted Cash	(2,162)	—
Borrowings (Repayments) of related party payables	1,934	(1,568)

Net cash used in financing activities	(12,990)	(26,878)

Net increase in cash and equivalents	9,105	2,378
Cash and equivalents - beginning of period	3,102	9,097

Cash and equivalents - end of period	$12,207	$11,475

Supplemental Disclosure of Cash Flow Activities

	For the six months ended
	March 31, 2005	March 31, 2004
Cash paid for interest	$5,839	$4,348

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2004 included in the Company’s Form 10-K Equivalent. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and six month period ended March 31, 2005 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

3.	Long-Term Debt

Long-term debt consisted of the following at:

	(Thousands)
	March 31, 2005	September 30, 2004
Senior Secured Notes
Senior Secured Notes at March 31, 2005 of $100,000,000, currently requiring semiannual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the notes at the established price plus accrued and unpaid interest may be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012	100,000	100,000

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	161	174

	100,161	100,174
Less: Current maturities of long-term debt	(24)	(24)

	$100,137	$100,150

As of March 31, 2005, the Company had no outstanding borrowings under its working capital line of credit. On March 17, 2004, the Company repaid all of its existing indebtedness other than a $0.2 million subordinated note with the proceeds of its new financing which comprised: $100.0 million principal amount 9.5% senior secured notes with a maturity date of March 15, 2014, and a new bank facility in the aggregate principal amount of $62.1 million, consisting of: (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility currently bear interest at an annual rate equal to the LIBOR rate plus up to 3.5% based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

The term loan facility is currently used to support the ongoing litigation with the contractor of the mine facility. More specifically, the lenders under the new credit agreement facilitated the issuance, at closing, of a $32.1 million letter of credit, which may be drawn against for purposes of the litigation. Upon conclusion of the litigation, the letter of credit facility will convert to a term loan. As of March 31, 2005, no monies were drawn against the $32.1 million letter of credit. The letter of credit facility currently bears an interest rate of 3.125%, and if the term loan facility were outstanding, it would bear an interest rate of 5.75%. Sinking fund payments totaling $0.7 million were made from January 1, 2005 through March 31, 2005 as required under our credit facility for the un-drawn $32.1 million term loan. Also, an annual excess cash flow prepayment totaling $0.8 million was made during the quarter ended March 31, 2005 as required under our credit facility for the un-drawn $32.1 million term loan. These payments are shown on the balance sheet as restricted cash.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of March 31, 2005, the Company had $0.0 million drawn and $3.5 million of standby letters of credit outstanding under the working capital facility, with approximately $13.1 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the new financing arrangement cannot exceed $30.0 million and bears interest at a rate of 5.75%.

4.	Inventory

Inventory consists of the following at:

	March 31, 2005	September 30, 2004
Supplies	$924	$778
Finished Goods, Salt	7,743	25,279

	8,667	26,057
Less:
Reserve	(37)	(37)

	$8,630	$26,020

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $0.4 million and $0.4 million during the three months ended, and $0.6 million and $0.8 million for the six months ended March 31, 2005 and 2004, respectively. All such fees were included in operating expenses.

Goods and Services

Certain members, or their affiliates, received management and service fees of approximately $0.1 million and $0.1 million during the three months ended, and $0.1 million and $0.1 million for the six months ended March 31, 2005 and 2004, respectively. These amounts are included in operating expenses.

Additionally, certain members, or their affiliates, received payments for goods and services of approximately $0.4 million and $0.3 million during the three months ended, and $0.7 million and $0.7 million for the six months ended March 31, 2005 and 2004, respectively. For the three months ended March 31, 2005, approximately $0.4 million of the total $0.4 million is included in cost of sales – products. For the three months ended March 31, 2004, approximately $0.2 million of the total $0.3 million is included in cost of sales – products, with the remaining balance in operating expenses. For the six months ended March 31, 2005, approximately $0.6 million of the total $0.7 million is included in cost of sales – products, with the remaining balance in operating expenses. For the six months ended March 31, 2004, approximately $0.3 million of the total $0.7 million is included in cost of sales – products, with the remaining balance in operating expenses.

Financing Costs

Certain costs were incurred from a member which was, until the refinancing, also a lender, for administrative fees of approximately $0 and $0.1 million, principal payments of approximately $0 and $14.3 million, and interest payments of approximately $0 and $0.3 million, and prepayment penalties of $0 and $1.9 million for the three months ended, and administrative fees of $0 and $0.1 million, principal payments of $0 and $15.3 million, and interest payments of approximately $0 and $0.8 million, and prepayment penalties of $0 and $1.9 million for the six months ended March 31, 2005 and 2004, respectively. This lender was paid off in full upon completion of the new financing agreement on March 17, 2004. All amounts, excluding interest and prepayment penalties, are included in operating expenses.

Certain costs were incurred from an affiliate of a member for financial advisory fees of approximately $0.1 million and $1.4 million for the three months ended, and $0.1 million and $1.6 million for the six months ended March 31, 2005 and 2004, respectively. Amounts for the three and six months ended March 31, 2005 are included in operating expenses while the amounts for the three and six months ended March 31, 2004 are recorded as an asset on the balance sheet in other assets – financing costs, and will be amortized over the life of the related debt.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $1.6 million and $1.4 million during the three months ended, and $2.1 million and $2.0 million for the six months ended March 31, 2005 and 2004, respectively. These amounts are included in cost of sales – products.

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

7. Accounting Pronouncements

In November 2004, the FASB issued Statement of Accounting Standards (“SFAS”) No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company beginning January 1, 2006. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.

The Securities and Exchange Commission (SEC) recently issued guidance on the ways in which its full-cost rules interact with the accounting requirements that the FASB established for asset retirement obligations (ARO) — specifically, how FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), interacts with the full-cost requirements in Rule 4-10 of Regulation S-X (Rule 4-10). The SEC’s new guidance appears in Staff Accounting Bulletin No. 106 (SAB 106) issued in October 2004. The Company adopted SAB 106 on January 1, 2005. The adoption did not have an impact on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, ”Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143,” (FIN 47) which clarifies the term ”conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. American Rock Salt Company LLC is required to adopt FIN 47 no later than September 30, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

8. Subsequent Events

On April 14, 2005, the Company paid a distribution to its members in the aggregate amount of $1.9 million, which distribution was declared by the Board of Managers on that date. The distribution was made in compliance with the terms of the Company’s bank facility and the indenture governing its senior secured notes.

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

Salt mines and mining operations are long-lived assets. Based solely on data extrapolated from areas within a one-mile radius of our drill holes, we believe that our mine currently has over 55 years of remaining mineable reserves at the current production rate of 3.0 million tons per year.

While winter weather conditions in individual markets can vary from year to year, our target markets in New York and Pennsylvania are the most impacted by harsh winter snow and ice conditions and overall demand across the region is relatively stable. Our served markets in New York, Pennsylvania, Ohio and eight other states have an aggregate regional demand for over 9.3 million tons of rock salt per year, and Pennsylvania and New England currently have no operating rock salt mines.

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

From fiscal year 2001 to 2004, we increased our sales volume from 1.0 million tons to 3.1 million tons, and our revenues from $29.1 million to $96.5 million. This increase in sales corresponds to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. For the completed 2004-2005 season, our awarded contracted volume has increased 4.2% as compared to the 2003-2004 season. Over the past eight winter seasons, the Company has on average sold approximately 102% of awarded volume.

For the fiscal year ended September 30, 2004, and for the six months ended March 31, 2005, we generated revenues of $96.5 million and $92.2 million, respectively, and net income of $9.1 million and $14.9 million, respectively. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Mine Reclamation Cost

We have calculated the estimated net future cost of dismantling, restoring, and reclaiming our mine in its related mine site in accordance with federal, state and local regulatory requirements, and in accordance with SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 requires that we recognize the legal obligation of our mine reclamation costs at fair value as a liability when incurred and capitalize such costs by increasing the carrying amount of our mine assets.

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

Results of Operations

The following table sets forth certain historical financial information for the three and six months ended March 31, 2005 and 2004. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q Equivalent.

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(Dollars in Thousands)
Sales
Bulk	$63,932	$53,558	$90,370	$85,825
Packaged	697	1,314	1,865	2,745

Total sales	64,629	54,872	92,235	88,570

Cost of sales
Freight and handling	28,566	24,333	40,163	39,383
Products	18,265	15,510	27,000	25,262

	46,831	39,843	67,163	64,645

Gross income	17,798	15,029	25,072	23,925
Operating expenses	2,319	1,632	4,269	3,399

Income from operations	15,479	13,397	20,803	20,526

Other income (expense)
Interest expense	(2,986)	(1,564)	(5,910)	(2,586)
Other interest	—	(2,679)	—	(2,679)
Interest income	5	54	5	92
Other financing charges	(1)	(222)	(7)	(305)
Other, net	—	24	3	9

Total other expense, net	(2,982)	(4,387)	(5,909)	(5,469)

Net income	$12,497	$9,010	$14,894	$15,057

Seasonality

The Company experiences a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth calendar quarters and lower during the second and third calendar quarters of each year, resulting in large increases in accounts receivable and accrued expenses on the balance sheet as of March 31 of each year compared to September 30 of each year. Sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters. Our results of operations for the fiscal year ended September 30 are more representative of trends in our results.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Sales

Total sales for the quarter ended March 31, 2005 of $64.6 million increased $9.8 million, or 17.8% compared to $54.9 million during the same period in fiscal 2004. Sales primarily consist of bulk salt sales as well as packaged salt sales. The $9.8 million increase is primarily attributed to a 10.2% increase in sales volume and a 6.9% increase in sales prices in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004. The increase in sales volume is the direct result of current seasonal weather patterns that resulted in winter weather beginning later and lasting longer than it had in the quarter ended March 31, 2004. The increased sales price per ton was due to an average price increase in excess of 6% for contracts awarded prior to the start of the 2004-2005 season, followed by a greater proportion of sales to customers in areas with higher sales prices yielding an increased sales price per ton, due to harsher weather conditions in those areas, as compared to the proportion of sales to such customers in the second quarter of fiscal 2004.

Gross Income

Gross income for the second quarter of fiscal 2005 of $17.8 million increased by $2.8 million, or 18.4% compared to $15.0 million for the same period in fiscal 2004. The increase in gross income was primarily attributable to the 10.2% increase in tonnage sold due to the late onset and longer duration of winter weather during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, and a 6.9% price increase offset by a 6.2% increase in cost of sales on a per ton basis. The increase in cost of sales per ton is primarily the result of a change in the mix of tons sold directly from the mine versus tons sold from stockpiles. For the three months ended March 31, 2005, the sales mix approximated 42.3% sold directly from the mine versus 57.7% sold from stockpiles, as compared to our 50/50 average split. Cost of sales are higher for salt sold from stockpiles due to the additional freight, handling and storage fees, hence costs of sales increase if a greater proportion of stockpile salt is sold. In the highway deicing salt industry, gross margins are typically lower on average for stockpile salt, as the increased gross sales prices obtainable for such salt often do not cover all of the increased logistics charges.

However, as evidenced by our overall increase in gross profit on a per ton basis, we successfully managed to sell a greater proportion of stockpile salt, yet preserve and increase margins by effective price bidding strategies and careful control over logistics costs – this during a time when increased shipping costs have plagued most other logistics intensive businesses. Combined, total cost of sales increased by $7.0 million, or 17.5%, as compared to the same period in fiscal 2004; while on a percentage of sales basis, total cost of sales remained essentially flat. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for the second quarter of fiscal 2005 increased by $4.2 million, or 17.4%, as compared to the same period in fiscal 2004. The $4.2 million increase is primarily the result of the increase in sales volume and greater proportion of sales from stockpiles during the second quarter of fiscal 2005 as discussed above.

•	Cost of sales – products for the second quarter of fiscal 2005 increased by $2.8 million, or 17.8%, as compared to the same period in fiscal 2004. The $2.8 million increase is primarily the result of the increase in sales volume, with approximately $0.8 million of the $2.8 million resulting from decreased production efficiencies during the second quarter of fiscal 2005 compared to the same period in fiscal 2004.

Operating Expenses

Operating expenses of $2.3 million for the second quarter of fiscal 2005 increased $0.7 million, or 42.1%, as compared to $1.6 million for the same period in fiscal 2004. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The $0.7 million increase for the quarter is primarily attributable to an increase in legal fees for the ongoing litigation with the EPC contractor, consulting fees, and amortization expense as a result of the $7.7 million of financing costs capitalized in connection with the issuance of the senior secured notes on March 17, 2004.

Other Income (Expense)

Other expense of $3.0 million for the second quarter of fiscal 2005 decreased $1.4 million, or 32.0%, as compared to $4.4 million for the same period in fiscal 2004. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. For the quarter ended March 31, 2004, we incurred other interest expense consisting of $1.9 million in prepayment penalties to exit the prior financing arrangement, the write-off of $0.8 million of capitalized financing costs, and $0.2 million of finance charges consisting of amendment fees related to the prior financing arrangement. No such other interest and finance charges were incurred for the quarter ended March 31, 2005. Interest expense totaled $3.0 million for the second quarter of fiscal 2005, an increase of $1.4 million over the second quarter of fiscal 2004. The $1.4 million quarter over quarter increase primarily represents interest expense related to our new financing arrangement which closed on March 17, 2004.

Six Months Ended March 31, 2005 Compared to Six Months Ended March 31, 2004

Sales

Total sales for the six months ended March 31, 2005 of $92.2 million increased $3.6 million, or 4.1%, as compared to $88.6 million during the same period in fiscal 2004. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $3.6 million increase is primarily attributed to a 6.0% price increase offset by a 1.8% decrease in sales volume for the six months ended March 31, 2005 as compared to the same period in fiscal 2004. The increased sales price per ton was due to an average price increase in excess of 6% for contracts awarded prior to the start of the 2004-2005 season, followed by a greater proportion of sales to customers in areas with higher sales prices yielding an increased sales price per ton, due to harsher weather conditions in those areas, as compared to the proportion of sales to such customers during the same period of fiscal 2004.

Gross Income

Gross income for the six months ended March 31, 2005 of $25.1 million increased by $1.1 million, or 4.8% compared to $23.9 million for the same period in fiscal 2004. The increase in gross income was primarily attributable to higher sales prices partially offset by a 5.8% increase in cost of sales on a per ton basis. The increase in cost of sales per ton is primarily the result of a change in the mix of tons sold directly from the mine versus tons sold from stockpiles, as discussed above in the quarter – to – quarter comparison. For the six months ended March 31, 2005, the sales mix approximated 44.0% directly from the mine versus 56.0% sold from stockpiles; as compared to our historical 50/50 average split. Cost of sales are higher for salt sold from stockpiles due to the additional freight, handling and storage fees, hence costs of sales increase if a greater proportion of stockpile salt is sold. In the highway deicing salt industry, gross margins are typically lower on average for stockpile salt, as the increased gross sales prices obtainable for such salt often do not cover all of the increased logistics charges.

However, as evidenced by our overall increase in gross profit on a per ton basis, we successfully managed to sell a greater proportion of stockpile salt, yet preserve and increase margins by effective price bidding strategies and careful control over logistics costs – this during a time when increased shipping costs have plagued most other logistics intensive businesses. Combined, total cost of sales for the six months ended March 31, 2004 increased by $2.5 million, or 3.9%, as compared to the same period in fiscal 2004; while on a percentage of sales basis, total cost of sales remained essentially flat. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for the six months ended March 31, 2005 increased by $0.8 million, or 2.0% as compared to the same period in fiscal 2004. The $0.8 million increase is primarily the result of the greater proportion of sales from stockpiles from during the six months ended March 31, 2005 as discussed above.

•	Cost of sales – products for the six months ended March 31, 2005 totaled $27.0 million and increased by $1.7 million, or 6.9% as compared to the same period in fiscal 2004. The $1.7 million increase is primarily the result of decreased production efficiencies, increases in maintenance related charges, labor, and NOMI expenses in the first six months of fiscal 2005 as compared to the same period in fiscal 2004.

Operating Expenses

Operating expenses of $4.3 million for the six months ended March 31, 2005 increased $0.9 million, or 25.6%, as compared to $3.4 million for the same period in fiscal 2004. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead, and non-production related depreciation and amortization expenses. The $0.9 million increase for the six months ended March 31, 2005 is primarily attributable to an increase in legal fees for the ongoing litigation with the EPC contractor, consulting fees, and amortization expense as a result of the $7.7 million of financing costs capitalized in connection with the issuance of the senior secured notes on March 17, 2004.

Other Income (Expense)

Other expense of $5.9 million for the first six months of fiscal 2005 decreased $0.4 million, or 8.0%, as compared to $5.5 million for the same period in fiscal 2004. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. For the six months ended March 31, 2004, we incurred other interest expense consisting of $1.9 million in prepayment penalties to exit the prior financing arrangement, and the write-off of $0.8 million of capitalized financing costs and $0.3 million of finance charges consisting of amendment fees related to our prior financing arrangement. No such other interest and finance charges were incurred for the first six months of fiscal 2005. Interest expense totaled $5.9 million for the first six months of fiscal 2005, an increase of $3.3 million over the first six months of fiscal 2004. The $3.3 million increase primarily represents interest expense related to the new financing arrangement which closed on March 17, 2004.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. The Company’s strong operating results facilitated the closing of permanent long term financing on March 17, 2004. This financing consisted of $100.0 million in long-term Senior Secured Notes at 9.5%, a bank term loan financing in the amount of $32.1 million which was issued but not drawn as support of a $32.1 million letter of credit, as well as a $30.0 million working capital facility. These proceeds, along with cash on hand, were used to repay our construction debt and related fees at the time of closing, together totaling $71.3 million, to make a distribution to our members of $41.4 million, and to pay accrued NOMI liability of $3.2 million. Additional information regarding our cash flows for the six month period ended March 31, 2005 is provided below.

Operating Activities. Net cash provided by operating activities was $23.2 million for the first six months of fiscal 2005 compared to $31.1 million net cash provided during the same period in fiscal 2004. Net cash provided by operating activities decreased primarily due to receivables increasing by $13.2 million during the six months ended March 31, 2005, due to the late onset of winter weather during the 2004-2005 season, as compared to a $4.2 million increase in receivables during the six months ended March 31, 2004. Net income for the six months ended March 31, 2005 decreased by $0.2 million as compared to the same period in fiscal 2004. The decrease in net income for the first six months of fiscal 2005 as compared to the same period in fiscal 2004 was primarily due to an increase in earnings offset by a $3.3 million increase in interest expense on the financing arrangement that closed on March 17, 2004. The decrease in net income was offset by slightly increased non-cash charges for depreciation, depletion and amortization. Net working capital increased by $15.1 million during the first six months of fiscal 2005 as compared to an $11.2 million increase during the first six months of fiscal 2004.

Investing Activities. Net cash flow used in investing activities for the first six months of fiscal 2005 and 2004 was $1.2 million and $1.9 million, respectively. These cash flows primarily consisted of maintenance-related capital expenditures of $1.2 million and $1.4 million during the six months ended March 31, 2005 and 2004, respectively. In addition, the Company invested $0.5 million in the exercise of options to purchase additional salt deposit rights in the first six months of fiscal 2004, and made no such expenditures during the first six months of fiscal 2005.

Financing Activities. Net cash used in financing activities was $13.0 million for the first six months of fiscal 2005 as compared to $26.9 million used during the same period in fiscal 2004. During the six months ended March 31, 2005, $4.4 million of cash was provided via seasonal borrowing under our revolving line of credit and a $1.9 million increase in related party payables, offset by $17.2 million in repayments under our revolving line of credit, and the two required $0.7 million sinking fund payments and the $0.8 million excess cash flow prepayment due under the credit facility on the un-drawn $32.1 million term loan. Sinking fund and excess cash flow payments made between October 1, 2004 and March 31, 2005 under the credit facility totaled $2.2 million and are shown on the balance sheet as restricted cash. During the six months ended March 31, 2004, the net use of $26.9 million of cash was the result of the refinancing our construction debt, the payment of a distribution to our members and the seasonal repayment of our revolving line of credit.

During the six months ended March 31, 2004, we used the $100.0 million proceeds from the senior secured notes, plus available cash, to repay long-term construction debt of $64.2 million, to make a distribution of $41.4 million to our existing members, and to pay $7.3 million of transaction expenses in connection with the new financing. The $64.2 million consisted of the retirement of the $48.8 million in senior secured construction debt and the $15.4 million in subordinated construction debt. In addition, we paid $3.2 million to our NOMI holders during the first six months of fiscal 2004, which represented the amount accrued and payable for salt sold by the Company from our inception through December 31, 2003. NOMI expense accruals are included in our statement of cash flows as borrowings and (repayments) of related party payables and totaled $2.1 million for the six months ended March 31, 2005. No NOMI payments were made during the six months ended March 31, 2005.

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

The following table reconciles EBITDA to net income and net cash provided (used in) by operating activities, the most directly comparable GAAP financial measures, for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net Income to Members	$12,497	$9,010	$14,894	$15,057
Interest Expense	2,987	1,564	5,910	2,586
Other Interest	—	2,679	—	2,679
Depletion, Depreciation and Amortization	1,769	1,573	3,561	3,156

EBITDA	$17,253	$14,826	$24,365	$23,478

Add/Subtract
Interest Expense	(2,987)	(1,564)	(5,910)	(2,586)
Other Interest	—	(2,679)	—	(2,679)
Changes in working capital and other assets and liabilities	12,435	20,055	4,791	12,911

Net cash provided by operating activities	$26,701	$30,638	$23,246	$31,124

Net cash used in investing activities	$(148)	$(516)	$(1,151)	$(1,868)

Net cash provided by (used in) financing activities	$4,010	$(28,453)	$(12,990)	$(26,878)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K Equivalent for the fiscal year ended September 30, 2004.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company beginning January 1, 2006. The Company is currently evaluating the impact of FASB No. 151 on its financial statements.

The Securities and Exchange Commission (SEC) recently issued guidance on the ways in which its full-cost rules interact with the accounting requirements that the FASB established for asset retirement obligations (ARO) — specifically, how FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), interacts with the full-cost requirements in Rule 4-10 of Regulation S-X (Rule 4-10). The SEC’s new guidance appears in Staff Accounting Bulletin No. 106 (SAB 106) issued in October 2004. The Company adopted SAB 106 on January 1, 2005. The adoption did not have an impact on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143,” (FIN 47) which clarifies the term ”conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. American Rock Salt Company LLC is required to adopt FIN 47 no later than September 30, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of March 31, 2005, the variable rate was 5.75%. As of March 31, 2005, we had $100.0 million of debt outstanding under our senior secured notes, and $0.0 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $62.1 million, consists of (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. The term loan facility is currently used to support the ongoing litigation with the EPC Contractor. See Note 6 to our unaudited financial statements appearing elsewhere in this Form 10-Q Equivalent. More specifically, the lenders facilitated the issuance, at closing, of a $32.1 million letter of credit, which supports a $32.1 million bond to remove the EPC Contractor’s lien on the mine property. Upon conclusion of the litigation, the letter of credit facility will convert to a term loan. As of March 31, 2005, no monies were drawn against the $32.1 million letter of credit. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of March 31, 2005, there was $0.0 million drawn and $3.5 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Assuming our current debt structure, plus a fully drawn $32.1 million term loan facility had been in place since October 1, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the quarter ended March 31, 2005 would increase by approximately $0.2 million.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures as of March 31, 2005 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

No material developments occurred during the quarter ended March 31, 2005 with respect to our ongoing litigation with the EPC contractor as previously reported in our Annual Report on Form 10-K Equivalent for the fiscal year ended September 30, 2004 and our Quarterly Report on Form 10-Q Equivalent for the fiscal quarter ended December 31, 2004.

In addition to the EPC Contractor litigation, the Company is involved in various routine legal proceedings from time to time. These typically involve commercial claims, personal injury claims, and workers’ compensation claims. While the Company cannot predict the outcome of such proceedings, it does not believe that these proceedings will have a material adverse effect on its business.

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

May 11, 2005

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