Form 10-Q
period 2005-06-30
AMERICAN ROCK SALT CO LLC
filed 2005-08-11
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q Equivalent - Informational

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☐    N/A  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

This Form 10-Q Equivalent is only being filed for informational purposes pursuant to the indenture governing American Rock Salt Company LLC’s 9 1/2% Senior Secured Notes due 2014.

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

	June 30, 2005	September 30, 2004
	(unaudited)
Assets
Current assets
Cash and equivalents	$415	$3,102
Restricted cash	4,181	1,328
Accounts receivable, net of reserve for doubtful accounts of approximately $57 and $54 at June 30, 2005 and September 30, 2004, respectively	814	3,632
Inventory	20,575	26,020
Prepaid expenses	651	718

Total current assets	26,636	34,800
Property and equipment, net	76,000	74,275
Other assets
Salt deposits and mineral rights, net	2,613	2,646
Mine acquisition costs, net	390	395
Financing costs, net of accumulated amortization	6,740	7,318

Total other assets	9,743	10,359

	$112,379	$119,434

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$—	$12,750
Current portion of long-term debt	24	24
Accounts payable	4,397	3,459
Accrued expenses	4,396	4,063
Mine construction retention	—	4,160
Related party payables	136	437

Total current liabilities	8,953	24,893
Long-term debt, net of current portion	100,132	100,150

Total liabilities	109,085	125,043

Commitments and Contingencies (Note 6)

Members’ equity (deficit)
Class A Units 6,250 units issued and outstanding at June 30, 2005 and September 30, 2004	1,084	(1,845)
Class F Units 12,750 units issued and outstanding at June 30, 2005 and September 30, 2004	2,210	(3,764)

	3,294	(5,609)

	$112,379	$119,434

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Sales
Bulk	$2,644	$2,916	$93,014	$88,741
Packaged	(2)	—	1,864	2,744

Total sales	2,642	2,916	94,878	91,485

Cost of sales
Freight and handling	1,476	899	41,639	40,282
Products	738	1,162	27,738	26,423

	2,214	2,061	69,377	66,705

Gross income	428	855	25,501	24,780
Operating expenses	1,870	1,389	6,139	4,787

Income (loss) from operations	(1,442)	(534)	19,362	19,993

Other income (expense)
Interest expense	(2,695)	(2,712)	(8,606)	(5,298)
Other interest	—	—	—	(2,679)
Interest income	65	26	71	118
Other financing charges	—	(4)	(7)	(308)
Other, net	4	—	6	9

Total other expense, net	(2,626)	(2,689)	(8,536)	(8,158)

Net income (loss)	$(4,068)	$(3,223)	$10,826	$11,835

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ Equity (Deficit)

For the Nine Months Ended June 30, 2005

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
Members’ deficit - September 30, 2004	$(1,845)	$(3,764)	$(5,609)
Net income	3,561	7,265	10,826
Distribution	(632)	(1,291)	(1,923)

Members’ equity - June 30, 2005	$1,084	$2,210	$3,294

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the nine months ended
	June 30, 2005	June 30, 2004
Cash flows from operating activities
Net income	$10,826	$11,835
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,698	4,581
Depletion	34	44
Provision for bad debts	10	—
Amortization of mine acquisition and financing costs	582	632
Loss on sale or disposal of equipment	—	(7)
Changes in
Accounts receivable	2,808	5,363
Inventory	5,444	5,166
Prepaid expenses and other assets	69	(345)
Accounts payable	(1,073)	(41)
Accrued expenses	1,382	1,384
Borrowings (Repayments) of related party payables	(301)	(2,754)

Net cash provided by operating activities	24,479	25,858

Cash flows from investing activities
Proceeds on sale or disposal of equipment	—	25
Purchase of property and equipment	(1,634)	(1,602)
Purchase of salt deposits and mineral rights	—	(673)
Mine Development Expenditures	(4,789)	—
Mine Construction - Retention	(4,160)	—
Mine Construction - Accrued Expenses	(1,051)	—

Net cash used in investing activities	(11,634)	(2,250)

Cash flows from financing activities
Repayments on long-term debt	(18)	(64,188)
Payment of financing costs	—	(7,482)
Financed payables	2,012
Borrowings on revolving line of credit	4,420	5,430
Repayments on revolving line of credit	(17,170)	(17,810)
Issuance of senior secured notes	—	100,000
Distribution to Members	(1,923)	(41,400)
Increase in Restricted Cash	(2,853)	(664)

Net cash used in financing activities	(15,532)	(26,114)

Net increase in cash and equivalents	(2,687)	(2,506)
Cash and equivalents - beginning of period	3,102	9,097

Cash and equivalents - end of period	$415	$6,591

Supplemental Disclosure of Cash Flow Activities
Cash paid for interest	$6,192	$4,408

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

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2004 included in the Company’s Form 10-K Equivalent. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and nine month periods ended June 30, 2005 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

3. Long-Term Debt

Long-term debt consisted of the following at:	(Thousands)

	June 30, 2005	September 30, 2004
Senior Secured Notes
Senior Secured Notes at June 30, 2005 of $100,000,000, currently requiring semiannual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the notes at the established price plus accrued and unpaid interest may be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012	100,000	100,000

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	156	174

	100,156	100,174
Less: Current maturities of long-term debt	(24)	(24)

	$100,132	$100,150

As of June 30, 2005, the Company had no outstanding borrowings under its working capital line of credit. On March 17, 2004, the Company repaid all of its existing indebtedness other than a $0.2 million subordinated note with the proceeds of its new financing which comprised: $100.0 million principal amount 9.5% senior secured notes with a maturity date of March 15, 2014, and a new bank facility in the aggregate principal amount of $62.1 million, consisting of: (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility currently bear interest at an annual rate equal to the LIBOR rate plus up to 3.5% based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

The term loan facility was used to support the litigation with the contractor of the mine facility. More specifically, the lenders under the new credit agreement facilitated the issuance, at closing, of a $32.1 million letter of credit, which could be drawn against for purposes of the litigation. Upon conclusion of the litigation, the letter of credit facility would convert to a term loan. Sinking fund payments totaling $0.7 million were made from April 1, 2005 through June 30, 2005 as required under our credit facility for the un-drawn $32.1 million term loan. These payments are shown on the balance sheet as restricted cash. On June 30, 2005, the Company reached a settlement regarding the litigation and on July 5, 2005 the letter of credit facility converted to a fully drawn term loan, offset by restricted cash payments of $4.1 million. As of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q Equivalent, no monies were drawn against the $32.1 million letter of credit. At that date, the letter of credit facility bore an interest rate of 2.75%, and if the term loan facility were outstanding, it would have borne an interest rate of 6.25%. At July 5, 2005, the fully-drawn term loan facility bore an interest rate of 6.25%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of June 30, 2005, the Company had $0.0 million drawn and $3.3 million of standby letters of credit outstanding under the working capital facility, with approximately $8.1 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and bears interest at a rate of 6.25%.

4. Inventory

Inventory consists of the following at:

	June 30, 2005	September 30, 2005
Supplies	$944	$778
Finished Goods, Salt	19,668	25,279

	20,612	26,057
Less:
Reserve	(37)	(37)

	$20,575	$26,020

5. Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $0.2 million and $0.2 million during the three months ended, and $0.8 million and $1.0 million for the nine months ended June 30, 2005 and 2004, respectively. All such fees were included in operating expenses.

Goods and Services

Certain members, or their affiliates, received management and service fees of approximately $0.1 million and $0.1 million during the three months ended, and $0.2 million and $0.2 million for the nine months ended June 30, 2005 and 2004, respectively. These amounts are included in operating expenses.

Additionally, certain members, or their affiliates, received payments for goods and services of approximately $0.4 million and $0.2 million during the three months ended, and $1.1 million and $1.3 million for the nine months ended June 30, 2005 and 2004 respectively. For the three months ended June 30, 2005, approximately $0.2 million of the total $0.4 million is included in cost of sales – products, with the remaining balance in operating expenses. For the three months ended June 30, 2004, approximately $0.1 million of the total $0.2 million is included in cost of sales – products, with the remaining balance in operating expenses. For the nine months ended June 30, 2005, approximately $0.8 million of the total $1.1 million is included in cost of sales – products, with the remaining balance in operating expenses. For the nine months ended June 30, 2004, approximately $0.4 million of the total $1.3 million is included in cost of sales – products, with the remaining balance in operating expenses.

Financing Costs

Certain costs were incurred from a member which was, until the refinancing, also a lender, for administrative fees of $0 and $0.1 million, principal payments of $0 and $15.3 million, and interest payments of approximately $0 and $0.8 million, and prepayment penalties of $0 and $1.9 million for the three and nine months ended June 30, 2004. No such amounts were incurred during the three and nine months ended June 30, 2005. This lender was paid in full upon completion of the new financing agreement on March 17, 2004. All amounts, excluding interest and prepayment penalties, are included in operating expenses.

Certain costs were incurred from an affiliate of a member for financial advisory fees of approximately $0.1 million and $0.1 million for the three months ended, and $0.2 million and $1.8 million for the nine months ended June 30, 2005 and 2004, respectively. Amounts for the three and nine months ended June 30, 2005 are included in operating expenses while the amounts for the three and nine months ended June 30, 2004 are recorded as an asset on the balance sheet in other assets – financing costs, and will be amortized over the life of the related debt.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $0.05 million and $0.05 million during the three months ended, and $2.2 million and $2.1 million for the nine months ended June 30, 2005 and 2004, respectively. These amounts are included in cost of sales – products.

6. Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, and Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company. On June 30, 2005, the above parties reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. The settlement also freed the Company from any further obligation under a $32.1 million bond the Company had posted as security to discharge a mechanic’s lien the EPC Contractor had filed against the Hampton Corners Salt Mine arising out of the litigation. The settlement does not include the settling parties’ claims against Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas and Lloyd’s U/W at London, Sponsoring Syndicates, third-party defendants in the above-described action, which claims are still pending. Other terms of the settlement are confidential by agreement of the parties.

7. Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards (“SFAS”) No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company beginning January 1, 2006. The Company is currently evaluating the impact of SFAS No. 151 on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchange of Non-monetary Assets (FAS 153). This statement is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. FAS 153 is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

The Securities and Exchange Commission (“SEC”) recently issued guidance on the ways in which its full-cost rules interact with the accounting requirements that the FASB established for asset retirement obligations — specifically, how FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), interacts with the full-cost requirements in Rule 4-10 of Regulation S-X (Rule 4-10). The SEC’s new guidance appears in Staff Accounting Bulletin No. 106 (SAB 106) issued in October 2004. The Company adopted SAB 106 on January 1, 2005. The adoption did not have an impact on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (FIN 47), which clarifies the term” conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 no later than September 30, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (FAS 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

8. Subsequent Events

As described above in Note 6, “Commitments and Contingencies,” the Company reached a settlement regarding the litigation involving the EPC Contractor. On June 30, 2005, a total of $10.0 million was paid to the EPC Contractor, including $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor and the last invoice dated December 2001 totaling $1.0 million, both of which had been previously recorded as accrued liabilities on the Company’s balance sheet. The remaining $4.8 million of the settlement payment was for additional mine construction expenditures and was also recorded on June 30, 2005 as capitalized mine development costs. On July 5, 2005, the Company’s letter of credit facility, which had been used to support the litigation, immediately converted to a fully drawn $32.1 million term loan. Upon conversion of the letter of credit facility to a term loan, the $4.2 million in restricted cash shown on the Company’s balance sheet as of June 30, 2005 ceased to be restricted and was applied against the term loan. On July 5, 2005 the net term loan balance was $27.9 million. Under the terms of the Company’s credit facility and the indenture governing its senior secured notes, the Company was permitted to use the proceeds of the term loan remaining after any payments under the settlement of the litigation to make a distribution to the Company’s members. On July 5, 2005, the Company paid a distribution to its members in the aggregate amount of $22.1 million, which was declared by the Board of Managers on that date.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company or persons acting on behalf of the Company may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the SEC in its rules, regulations, and releases. The Company desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q Equivalent and other statements made in this Form 10-Q Equivalent and in filings with the SEC.

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

From fiscal year 2001 to 2004, we increased our sales volume from 1.0 million tons to 3.1 million tons, and increased our revenues from $29.1 million to $96.5 million. This increase in sales corresponds to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. Sales volume for the completed 2004-2005 season was consistent with fiscal 2004 despite the slow start to the recent winter season.

For the fiscal year ended September 30, 2004, and for the nine months ended June 30, 2005, we generated revenues of $96.5 million and $94.9 million, respectively, and net income of $9.1 million and $10.8 million, respectively. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Results of Operations

The following table sets forth certain historical financial information for the three and nine months ended June 30, 2005 and 2004. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q Equivalent.

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
Sales
Bulk	$2,644	$2,916	$93,014	$88,741
Packaged	(2)	—	1,864	2,744

Total sales	2,642	2,916	94,878	91,485

Cost of sales
Freight and handling	1,476	899	41,639	40,282
Products	738	1,162	27,738	26,423

	2,214	2,061	69,377	66,705

Gross income	428	855	25,501	24,780
Operating expenses	1,870	1,389	6,139	4,787

Income (loss) from operations	(1,442)	(534)	19,362	19,993

Other income (expense)
Interest expense	(2,695)	(2,712)	(8,606)	(5,298)
Other interest	—	—	—	(2,679)
Interest income	65	26	71	118
Other financing charges	—	(4)	(7)	(308)
Other, net	4	—	6	9

Total other expense, net	(2,626)	(2,689)	(8,536)	(8,158)

Net income (loss)	$(4,068)	$(3,223)	$10,826	$11,835

Seasonality

The Company experiences a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth calendar quarters and lower during the second and third calendar quarters of each year. Sales of highway and consumer deicing salt products are also seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters. The quarter ended June 30 is historically the lowest volume quarter of our fiscal year, with average tons sold approximating only 5% of the volumes for the quarter ended March 31. As a result of the low volume base for the quarter ended June 30, we can experience large percentage fluctuations in financial data for quarter-to-quarter comparisons, which often do not equate to significant swings on a whole dollar basis. Our results of operations for the fiscal year ended September 30 and the nine months ended June 30 are more representative of trends in our results.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Sales

Total sales for the quarter ended June 30, 2005 of $2.6 million decreased $0.3 million, or 9.3%, compared to $2.9 million during the same period in fiscal 2004. Sales primarily consist of bulk salt sales as well as packaged salt sales. The $0.3 million decrease is primarily attributed to a 21.7% decrease in sales volume offset by a 15.8% average increase in sales prices in the third quarter of fiscal 2005 as compared to the third quarter of fiscal 2004. The increased sales price per ton was due to an average price increase in excess of 6.0% for contracts awarded prior to the start of the 2004-2005 season combined with sales to customers with higher prices (sales mix) as discussed below in the gross income section. The decrease in sales volume is the result of reduced end of season orders as compared to the same period in 2004. Sales volumes for the full 2004-2005 season were more in line with the prior season despite the slow start to the 2004-2005 winter season.

Gross Income

Gross income for the third quarter of fiscal 2005 of $0.4 million decreased by $0.4 million, or 49.9%, compared to $0.9 million for the same period in fiscal 2004. The decrease in gross income was primarily attributable to the 21.7% decrease in tonnage sold and a 64.2% increase in freight and handling costs, offset by a 36.5% decrease in cost of sales - products. The increase in combined cost of sales per ton is primarily the result of a change in the mix of tons sold directly from the mine versus tons sold from stockpiles. For the three months ended June 30, 2005, the sales mix approximated 32.0% sold directly from the mine versus 68.0% sold from stockpiles as compared to our historical 50/50 average split. Cost of sales are higher for salt sold from stockpiles due to the additional freight, handling and storage fees, hence the cost of sales increases if a greater proportion of stockpile salt is sold. In the highway deicing salt industry, gross margins are typically lower on average for stockpile salt, as the increased gross sales prices obtainable for such salt often do not cover all of the increased logistics charges.

Combined total cost of sales increased by $0.2 million, or 7.4%, as compared to the same period in fiscal 2004. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for the third quarter of fiscal 2005 increased by $0.6 million, or 64.2%, as compared to the same period in fiscal 2004. The $0.6 million increase is primarily the result of the greater proportion of sales from stockpiles during the third quarter of fiscal 2005 as discussed above as well as increases in fuel and freight. In addition, cost of sales – freight and handling for the quarter ended June 30, 2004 was reduced by $0.24 million due to a reduction in freight charges initially recorded in the prior quarter. Cost of sales – freight and handling excluding this $0.24 million freight reduction would have resulted in a 29.5%, or $0.3 million, increase over the same period in fiscal 2004.

•	Cost of sales – products for the third quarter of fiscal 2005 decreased by $0.4 million, or 36.5%, as compared to the same period in fiscal 2004. The $0.4 million decrease is primarily the result of a 21.7% decrease in tonnage sold along with slightly increased production efficiencies from reduced repairs and maintenance expenses during the third quarter of fiscal 2005 compared to the same period in fiscal 2004.

Operating Expenses

Operating expenses of $1.9 million for the third quarter of fiscal 2005 increased $0.5 million, or 34.6%, as compared to $1.4 million for the same period in fiscal 2004. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The $0.5 million increase for the quarter is primarily attributable to an increase in legal and consulting fees for the litigation with the EPC Contractor, with respect to which the Company reached a settlement on June 30, 2005, as well as increases in stockpile expenses.

Other Income (Expense)

Other expense of $2.6 million for the third quarter of fiscal 2005 decreased $0.1 million, or 2.3%, as compared to $2.7 million for the same period in fiscal 2004. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. Interest expense totaled $2.7 million for the third quarter of fiscal 2005 and 2004, respectively.

Nine Months Ended June 30, 2005 Compared to Nine Months Ended June 30, 2004

Sales

Total sales for the nine months ended June 30, 2005 of $94.9 million increased $3.4 million, or 3.7%, as compared to $91.5 million during the same period in fiscal 2004. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $3.4 million increase is primarily attributed to a 6.2% price increase on average, offset by a 2.3% decrease in sales volume for the nine months ended June 30, 2005 as compared to the same period in fiscal 2004. The increased sales price per ton was primarily due to an average price increase in excess of 6.0% for contracts awarded prior to the start of the 2004-2005 season.

Gross Income

Gross income for the nine months ended June 30, 2005 of $25.5 million increased by $0.7 million, or 2.9%, compared to $24.8 million for the same period in fiscal 2004. The increase in gross income was primarily attributable to higher sales prices offset by a 4.0% increase in cost of sales. The increase in cost of sales is the result of a change in the mix of tons sold directly from the mine versus tons sold from stockpiles, increased fuel and shipping charges and increased production costs. For the nine months ended June 30, 2005, the sales mix approximated 44.0% directly from the mine versus 56.0% sold from stockpiles as compared to our historical 50/50 average split. Cost of sales are higher for salt sold from stockpiles due to the additional freight, handling and storage fees, hence costs of sales increase if a greater proportion of stockpile salt is sold. In the highway deicing salt industry, gross margins are typically lower on average for stockpile salt, as the increased gross sales prices obtainable for such salt often do not cover all of the increased logistics charges.

Combined, total cost of sales for the nine months ended June 30, 2005 increased by $2.7 million, or 4.0%, as compared to the same period in fiscal 2004; while on a percentage of sales basis, total cost of sales remained essentially flat. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for the nine months ended June 30, 2005 increased by $1.4 million, or 3.4% as compared to the same period in fiscal 2004. The $1.4 million increase is the result of the greater proportion of sales from stockpiles during the nine months ended June 30, 2005 as discussed above, combined with increased fuel and freight charges.

•	Cost of sales – products for the nine months ended June 30, 2005 totaled $27.7 million and increased by $1.3 million, or 5.0% as compared to the same period in fiscal 2004. The $1.3 million increase is primarily the result of slightly decreased production efficiencies and increases in labor and maintenance related charges in the first nine months of fiscal 2005 as compared to the same period in fiscal 2004.

Operating Expenses

Operating expenses of $6.1 million for the nine months ended June 30, 2005 increased $1.4 million, or 28.2%, as compared to $4.8 million for the same period in fiscal 2004. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead, and non-production related depreciation and amortization expenses. The $1.4 million increase for the nine months ended June 30, 2005 is primarily attributable to an increase in legal and consulting fees of $0.8 million for the litigation with the EPC Contractor with respect to which the Company reached a settlement on June 30, 2005, as well as increases in stockpile expenses and amortization expense as a result of the $7.7 million of financing costs capitalized in connection with the Company’s issuance of the senior secured notes on March 17, 2004.

Other Income (Expense)

Other expense of $8.5 million for the first nine months of fiscal 2005 decreased $0.4 million, or 4.6%, as compared to $8.2 million for the same period in fiscal 2004. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. For the nine months ended June 30, 2004, we incurred other interest expense consisting of $1.9 million in prepayment penalties to exit the prior financing arrangement, and the write-off of $0.8 million of capitalized financing costs and $0.3 million of finance charges consisting of amendment fees related to our prior financing arrangement. No such other interest and finance charges were incurred for the first nine months of fiscal 2005. Interest expense totaled $8.6 million for the first nine months of fiscal 2005, an increase of $3.3 million over the first nine months of fiscal 2004. The $3.3 million increase primarily represents interest expense related to the Company’s financing arrangement which closed on March 17, 2004.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. The Company’s strong operating results facilitated the closing of permanent long term financing on March 17, 2004. This financing consisted of $100.0 million in long-term senior secured notes at 9.5%, a bank term loan financing in the amount of $32.1 million which was issued but not drawn as support of a $32.1 million letter of credit, as well as a $30.0 million working capital facility. These proceeds, along with cash on hand, were used to repay our construction debt and related fees at the time of closing, together totaling $71.3 million, to make a distribution to our members of $41.4 million, and to pay accrued NOMI liability of $3.2 million. Additional information regarding our cash flows for the nine month period ended June 30, 2005 is provided below.

Operating Activities. Net cash provided by operating activities was $24.5 million for the first nine months of fiscal 2005 compared to $25.9 million during the same period in fiscal 2004. Net cash provided by operating activities decreased compared to the first nine months of fiscal 2004 primarily due to decreased earnings. During the nine months ended June 30, 2004, $4.5 million in payments were made to NOMI holders representing the amount accrued and payable from the Company’s inception through March 31, 2004, as compared to only $2.0 million in payments to NOMI holders for the nine months ended June 30, 2005. NOMI expense accruals are included in the Company’s statement of cash flows as borrowings and (repayments) of related party payables. Prior to the quarter ended June 30, 2005 related party payables were included in financing activities. Net income for the nine months ended June 30, 2005 decreased by $1.0 million as compared to the same period in fiscal 2004. The decrease in net income for the first nine months of fiscal 2005 as compared to the same period in fiscal 2004 was primarily due to an increase in gross income offset by increased interest expense and a $1.4 million increase in operating expenses. Net working capital increased by $4.9 million during the first nine months of fiscal 2005 as compared to a $2.9 million increase during the first nine months of fiscal 2004.

Investing Activities. Net cash flow used in investing activities for the first nine months of fiscal 2005 and 2004 was $11.6 million and $2.3 million, respectively. The increase includes $4.8 million in capitalized mine development expenditures in connection with the settlement of litigation with the EPC Contractor, $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor, and the last invoice dated December 2001 totaling $1.0 million. Both mine construction retention amounts had been previously recorded as accrued liabilities on the Company’s balance sheet. No such expenditures were incurred during the first nine months of fiscal 2004. The Company made maintenance-related capital expenditures of $1.6 million during the nine months ended June 30, 2005 and 2004.

Financing Activities. Net cash used in financing activities was $15.5 million for the first nine months of fiscal 2005 as compared to $26.1 million during the same period in fiscal 2004. Financing activities during the nine months ended June 30, 2005 included $4.4 million of cash that was provided via seasonal borrowing under our revolving line of credit, $2.0 million of financed payables related to the timing of the EPC litigation settlement payment, and $17.2 million in seasonal repayments under our revolving line of credit. In addition, on April 14, 2005, the Company paid a distribution to its members in the aggregate amount of $1.9 million. Sinking fund and excess cash flow payments due under the credit facility on the then un-drawn $32.1 million term loan made between October 1, 2004 and June 30, 2005 totaled $2.9 million and are shown on the Company’s balance sheet as restricted cash. During the nine months ended June 30, 2004, the net use of $26.1 million of cash was the result of refinancing construction debt, the payment of a $44.1 million distribution to the Company’s members and $17.8 million in seasonal repayments of the revolving line of credit.

The amount of cash and cash equivalents shown on the Company’s balance sheet as of June 30, 2005 is unusually low, due to the timing of payment in connection with the settlement of litigation with the EPC Contractor. The settlement payment was made on June 30, 2005; however, as described in Note 8 to our unaudited financial statements included in this Quarterly Report on Form 10-Q Equivalent, the term loan was not drawn upon until July 5, 2005, after the end of the quarter covered by this Report. On July 5, 2005, the letter of credit facility converted to a $32.1 million term loan, the $4.2 million in restricted cash shown on the balance sheet ceased to be restricted and was applied against the term loan leaving a net term loan balance of $27.9 million, and the Company paid a distribution to its members in the aggregate amount of $22.1 million. The Company’s balance of unrestricted cash and cash equivalents on July 6, 2005 was approximately $8.5 million compared to $9.1 million as of the June 30, 2004 balance sheet date.

During the nine months ended June 30, 2004, we used the $100.0 million proceeds from the senior secured notes, plus available cash, to repay long-term construction debt of $64.2 million, to make a distribution of $41.4 million to our existing members, and to pay $7.5 million of transaction expenses in connection with the new financing. The $64.2 million consisted of the retirement of the $48.8 million in senior secured construction debt and the $15.4 million in subordinated construction debt.

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

The following table reconciles EBITDA to net income and net cash provided (used in) by operating activities, the most directly comparable GAAP financial measures, for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net Income (Loss) to Members	$(4,068)	$(3,223)	$10,826	$11,835
Interest Expense	2,695	2,712	8,606	5,298
Other Interest	—	—	—	2,679
Depletion, Depreciation and Amortization	1,754	1,717	5,314	4,873

EBITDA	$381	$1,206	$24,746	$24,685

Add/Subtract
Interest Expense	(2,695)	(2,712)	(8,606)	(5,298)
Other Interest	—	—	—	(2,679)
Changes in working capital and other assets and liabilities	1,615	(2,193)	8,339	9,150

Net cash provided by (used in) operating activities	$(699)	$(3,699)	$24,479	$25,858

Net cash used in investing activities	$(10,483)	$(382)	$(11,634)	$(2,250)

Net cash used in financing activities	$(609)	$(804)	$(15,532)	$(26,114)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K Equivalent for the fiscal year ended September 30, 2004.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4 to clarify the accounting for idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company beginning January 1, 2006. The Company is currently evaluating the impact of FASB No. 151 on its financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchange of Non-monetary Assets (FAS 153). This statement is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. FAS 153 is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

The SEC recently issued guidance on the ways in which its full-cost rules interact with the accounting requirements that the FASB established for asset retirement obligations — specifically, how FASB Statement No. 143, Accounting for Asset Retirement Obligations (FAS 143), interacts with the full-cost requirements in Rule 4-10 of Regulation S-X (Rule 4-10). The SEC’s new guidance appears in Staff Accounting Bulletin No. 106 (SAB 106) issued in October 2004. The Company adopted SAB 106 on January 1, 2005. The adoption did not have an impact on the Company’s financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (FIN 47), which clarifies the term ”conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 no later than September 30, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (FAS 154), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of this statement will have a material impact on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of June 30, 2005, the variable rate was 6.25%. As of June 30, 2005, we had $100.0 million of debt outstanding under our senior secured notes, and $0.0 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $62.1 million, consists of (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of June 30, 2005, there was $0.0 million drawn and $3.3 million of standby letters of credit outstanding under the working capital facility. Until July 5, 2005, the undrawn term loan facility was used to support the litigation with the EPC Contractor. More specifically, the lenders facilitated the issuance of a $32.1 million letter of credit, which supported a $32.1 million bond to remove the EPC Contractor’s lien on the mine property. Upon conclusion of the litigation, the letter of credit facility would convert to a term loan. On June 30, 2005, the Company reached a settlement regarding the litigation, and on July 5, 2005, the letter of credit facility was converted to a fully drawn term loan, offset by restricted cash payments. As of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q Equivalent, no monies had yet been drawn against the $32.1 million letter of credit facility. At that date, the letter of credit facility bore an interest rate of 4.125%, and if the term loan had been outstanding, it would have borne an interest rate of 6.25%. At July 5, 2005, the fully-drawn term loan facility bore an interest rate of 6.25%.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Assuming our current debt structure, plus a fully drawn $32.1 million term loan facility had been in place since October 1, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the nine months ended June 30, 2005 would increase by approximately $0.3 million.

Item 4. Controls and Procedures

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures as of June 30, 2005 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, and Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company. The litigation was previously reported in the Company’s Annual Report on Form 10-K Equivalent for the fiscal year ended September 30, 2004 and its Quarterly Report on Form 10-Q Equivalent for the fiscal quarter ended December 31, 2004. On June 30, 2005, the above parties reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. The settlement also freed the Company from any further obligation under a $32.1 million bond the Company had posted as security to discharge a mechanic’s lien the EPC Contractor had filed against the Hampton Corners Salt Mine arising out of the litigation. The settlement does not include the settling parties’ claims against Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas and Lloyd’s U/W at London, Sponsoring Syndicates, third-party defendants in the above-described action, which claims are still pending. Other terms of the settlement are confidential by agreement of the parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

Nothing to report.

Item 5. Other Information

Nothing to report.

Item 6. Exhibits

The following exhibits are filed as part of this report on Form 10-Q Equivalent:

Exhibit No.	Description of Exhibit
10.1	Amendment No.1 to Credit Agreement, dated as of June 30, 2005, by and among American Rock Salt Company LLC, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as administrative agent, as collateral agent and as issuer of certain letters of credit pursuant thereto.

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2005

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Amendment No.1 to Credit Agreement, dated as of June 30, 2005, by and among American Rock Salt Company LLC, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as administrative agent, as collateral agent and as issuer of certain letters of credit pursuant thereto.

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)