Form 10-K
period 2005-09-30
AMERICAN ROCK SALT CO LLC
filed 2005-12-27
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K Equivalent - Informational

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

This Form 10-K Equivalent is only being filed for informational purposes pursuant to the indenture governing American Rock Salt Company LLC’s 9 1/2 % Senior Secured Notes due 2014.

American Rock Salt Company LLC

Part I

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K Equivalent contains forward looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in the section entitled “Management’s Discussion and Analysis—Risk Factors” below and elsewhere in this Form 10-K Equivalent. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Management’s Discussion and Analysis—Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K Equivalent.

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

Item 1	Business

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

Our principal customers are government agencies that purchase rock salt for ice control on public roadways. Our served market area encompasses New York, Pennsylvania, Ohio and eight other states. New York and Pennsylvania accounted for approximately 79% of our sales for fiscal year 2005. From fiscal year 2001 to 2003, we increased our sales volume from 1.0 million tons to 3.2 million tons, and increased our revenues from $29.1 million to $95.5 million. This increase in sales corresponded to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding and distribution while reducing freight costs, we have successfully maintained our 3.2 million tons sales volumes while increasing revenues and gross income from $95.5 million and $23.8 million, respectively, in fiscal 2003 to $104.6 million and $28.6 million in fiscal 2005. For the upcoming 2005-2006 season we expect our awarded tonnage to marginally increase as compared to the prior two winters seasons. Over the past eight winters, through September 30, 2005, we have on average sold approximately 102% of our awarded tonnage. No single customer accounted for more than 5% of our annual sales during fiscal year 2005.

We have mineral rights to over 10,000 underground acres, of which more than 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas within that one-mile radius, we believe that we have approximately 8,120 acres of proven salt reserves with approximately 55 years of remaining mineable reserves at the current production rate of 3.0 million tons per year. In addition, we operate 22 distribution centers in eight states for storage and distribution of rock salt and we operate a fleet of approximately 1,000 rail cars. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

We are located adjacent to Interstate 390, with an exit approximately 3/10 of a mile from our front gate. We also have on-site rail loading capabilities and ready access to three Class A long-haul rail lines. The following maps show the location of, and access to road and rail transportation from, our mine:

Industry Overview

Over the past 30 years, the aggregate tons produced and price per ton sold in the United States highway deicing salt industry have increased by 1.6% and 4.9% per annum, respectively, resulting in a total average annual market increase of 6.5% during the period. While actual annual demand for rock salt is subject to variations in snow and ice conditions, the lack of cost effective alternatives, steadily increasing highway infrastructure and the overriding concern for public safety insulates the demand for rock salt from economic cycles. Rock salt is the principal deicing agent used in the United States due to its effectiveness, low cost, and availability. It is easy to ship, handle, store, apply, and is non-toxic and relatively harmless to the environment when properly used. The deicing rock salt market is a highly regional one with a limited number of producers. Transportation and handling costs constitute a significant portion of the overall delivered cost of rock salt. As a result, the proximity of a mine to end users can provide a significant cost advantage.

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

In March 1994, the Retsof mine began flooding due to a roof failure in one area of the mine. The roof failure occurred under a section of the Genesee River Valley that contained an underground aquifer which was the source of the inflows. In response, Akzo accelerated the development process for the construction of the new mine and spent nearly two years completing the construction design plan and securing the necessary mining and environmental permits required for a new salt mine. As part of the mine permitting process, all concerns raised by the flooding of the Retsof mine were studied and addressed to the satisfaction of the appropriate regulators and the local communities. However, in August 1996, the Netherlands-based senior management of Akzo’s parent decided to exit the United States rock salt business and entered into an agreement to sell nearly all of its United States salt operations—except the assets related to our mine—to Cargill, Inc., which operated the only other rock salt mine in New York State, located in Lansing, about 10 miles north of Ithaca.

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

We are currently mining the B6 Salt Seam, which averages over 19 feet in thickness over the more than 8,000 acres of mineral rights owned by the Company within a one-mile radius of our drill holes and equates to approximately 300 million tons of salt reserves. This is the same seam that was mined continuously for over 110 years at the Retsof mine. To ensure mine working stability, an average of approximately six feet of salt in total is left in place in the mine’s roof and floor, and with a 60% extraction ratio in the production areas, the remaining 40% is retained as solid permanent pillars. The remaining 180 million tons of salt equal the future mineable reserves. Based on tests conducted to date, exploratory results and the quality control measures discussed below, and further based on mining history within the region of our mine, management believes that all of such reserves meet applicable industry standards, including standards requiring an average sodium chloride (NaCl) content of over 97%. A total of 12.3 million tons have been extracted through September 30, 2005, leaving approximately 55 years of mineable reserves at a constant production rate of 3.0 million tons per year. Depletion of salt deposits and mineral rights occurs as the minerals are extracted, based on units of production and engineering estimates of total reserves. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by the Company with the reasonable expectation of reliably operating the mine on a long-term basis. The above estimates are based solely on data extrapolated from areas located within a one-mile radius of our drill holes. We also own approximately 2,000 additional acres of mineral rights beyond that one-mile radius. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by Akzo, its predecessors, and a third-party engineering firm suggest that our salt reserves most closely resemble proven reserves and we have therefore classified our reserves as proven reserves.

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

Salt is contracted at a “delivered price,” wherein the mine is responsible for substantially all of the freight and handling costs incurred to deliver the salt to the customer. Generally, the delivered price increases as the distance between the customer and the mine increases. While each mine generally can supply its local area more cheaply than competitors, the competitive advantage is reduced as the distance from the mine increases.

Logistics

In our industry, salt sold to customers within 100-150 miles of a mine is usually shipped by truck directly to the customer from the stockpile located at a mine. All other salt is typically first shipped by rail to various strategically located stockpiles, stored until needed, and then shipped by truck from the stockpiles to customers. Typically, salt sold locally is significantly more profitable due to: (i) lower transportation costs, (ii) lower handling costs as salt is moved only once from a mine to the customers, and (iii) elimination of expenses for off-site stockpile storage facilities. Nonetheless, as a result of continuing improvements in our logistical capabilities, the gross profit per ton of salt sold from stockpiles has been steadily increasing. Gross profit per ton of salt sold from stockpiles for fiscal 2005 increased by 22% over the prior fiscal year, reaching its highest point in our history, and has for the first time exceeded the gross profit per ton of salt sold locally from the mine.

We sell to our target markets by distributing approximately half of our salt by direct truck shipments from our mine to customers in western New York and western Pennsylvania, while distributing approximately half by railcar to our 22 stockpiles which serve the rest of New York and Pennsylvania and the nine other states where we have sales. The concentrated demand period for rock salt, limited customer storage facilities, and delivery distance considerations necessitate off-site stockpiles in order to deliver rock salt within 3-5 days of an order. The Company currently operates 22 such off-site stockpiles and plans to add one additional stockpile in the next 12 months. The Company currently operates a fleet of approximately 1,000 railcars on a year-round basis to transport the salt from our mine to our stockpiles. In addition, we are located adjacent to Interstate 390 and have on-site rail loading capabilities and ready access to three Class A long-haul rail lines.

Market Area

New York State, and the area east and southeast of Lake Ontario and Lake Erie in particular, is one of the hardest hit areas of the country in terms of winter severity. Bad winters coupled with a very large, mobile population result in New York State consistently being the largest consumer of rock salt in the United States. The harsh winter weather that western and central New York and Pennsylvania experience is in part attributable to a phenomenon known as lake-effect snow. Lake-effect snow is generated from the temperature contrast between cold arctic air moving west-to-east over the relatively warm waters of the Great Lakes. Generally, the greater the contrast between arctic air and water temperature, the greater the amount of snowfall. Lake-effect snows are common over the Great Lakes region because these large bodies of water can hold their summer heat well into the winter, rarely freeze over, and provide the long fetch (or the distance an air mass travels over water) which allows the air to gain the heat and moisture required to fuel the snow squalls. Furthermore, because winds accompanying arctic air masses generally originate from a southwest to northwest direction, lake-effect snow typically falls on the east or southeast sides of the lakes. Lake Ontario and Lake Erie stretch west-to-east lengthwise, which places western New York and Pennsylvania, located immediately east and southeast of the lakes, directly in the path of the largest west-to-east fetch in the United States.

We estimate that annual purchases by New York State and its local municipalities over the last four winter seasons have averaged over 3.0 million tons. For the fiscal year ended 2005, we had approximately 900 customers in New York State. Pennsylvania is also a major consumer of rock salt, but no salt is mined within the state. We estimate that Pennsylvania uses approximately 1.9 million tons of rock salt each year. Historically the Company has had a freight advantage into Pennsylvania on up to 1.0 million tons, utilizing a combination of direct truck from the mine and from stockpiles supplied by rail from the mine. For the fiscal year ended September 30, 2005, we had approximately 1,400 customers in Pennsylvania.

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

Employees

The Company had 232 full-time employees as of September 30, 2005, including 157 hourly production workers. Most of the work force joined the Company with significant mining experience from the salt mine formerly located in nearby Retsof, New York. The Company has a labor agreement covering its hourly production employees with the United Steel Workers International Union, AFL-CIO-CLC, formerly the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 1-0763, which currently expires in October 2008.

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

We did not make any material capital expenditures in order to comply with applicable environmental, health and safety standards during fiscal 2005.

Item 2	Properties

Information regarding our mine and properties, including a map showing the location of our principal mining facility, is included in Item 1, “Business,” of this report. In addition, we own and are a party to non-mining leases of property that permit us to perform activities ancillary to our mining operations, such as storage, depot, and warehouse leases. We believe that all of the leases were entered into on market terms.

Item 3	Legal Proceedings

The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s”), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. Other terms of the settlement are confidential by agreement of the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending. On October 18, 2005, the Court in which the remaining litigation against Willis and Lloyd’s is pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance. The next phase of the litigation will focus on the Company’s damages. A trial on the damages the Company is entitled to collect against Willis is expected in 2006. The Company and the EPC Contractor have agreed to a settlement of their claims against Lloyd’s and are in the process of negotiating the final terms of the settlement documents.

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

There were no matters brought to the holders or our membership interests for a vote during the fourth quarter of fiscal 2005.

Part II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for the equity securities of the Company.

Holders

The Company’s outstanding common equity consists of Class A Units and Class F Units. As of December 1, 2005, there were 6,250 Class A Units outstanding, held by approximately 24 holders, and 12,750 Class F Units outstanding, held by approximately 12 holders.

Dividends

The Company may from time to time make distributions to its members subject to the restrictions of its bank facility and the indenture governing its senior secured notes, which contain certain covenants and financial ratios restricting the Company’s ability to make distributions to its members. During fiscal 2005, the Company made a permitted cash distribution in the amount of $1.9 million to its members from fiscal year end 2004 earnings. Further, upon settlement of the litigation with the EPC Contractor described above under Item 3 – Legal Proceedings, the Company was permitted to use the proceeds of the term loan remaining after any payments under the settlement to make a distribution to its members on July 5, 2005 in the aggregate amount of $22.1 million. Ultimate resolution of the remaining claims against Willis and Lloyd’s may result in additional proceeds, with which the Company would be permitted to make a distribution to its members. The Company also can make distributions from time to time as necessary to cover the tax liability of its members associated with their holding of the Company’s membership interests.

Item 6 Selected Financial Information

The following table presents selected financial information. The historical financial information for the years ended September 30, 2005, 2004, 2003, 2002, and 2001 is derived from our audited financial statements.

The information included in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and accompanying notes thereto included elsewhere in this Form 10-K Equivalent.

	Fiscal Years Ended September 30,
	2005	2004	2003	2002	2001
			(dollars in thousands)
Income Statement Data:
Total sales	$104,613	$96,502	$95,520	$41,894	$29,119
Cost of sales - Freight and handling	46,006	42,417	42,955	15,457	11,390
Cost of sales - Products	29,988	27,592	28,735	13,232	14,374
Total cost of sales	75,994	70,009	71,690	28,689	25,764
Gross income	28,618	26,493	23,830	13,205	3,355
Operating expenses	8,234	6,634	6,073	4,970	3,985
Other income (expense):
Interest expense	(11,399)	(8,021)	(4,362)	(4,812)	(2,954)
Other Interest	—	(2,679)	—	—	—
Interest income	95	124	160	69	231
Other financing charges	(12)	(152)	(73)	(627)	3
Other, net	12	12	70	260	—
Net income (loss) to members(1)	9,081	9,143	13,552	3,125	(3,350)
Balance Sheet Data:
Cash and equivalents	$2,234	$3,102	$9,097	$2,503	$3,501
Property and equipment, net	75,457	74,274	77,745	81,264	83,550
Total assets	128,162	119,434	116,372	112,015	101,772
Long term debt, including current portion	127,417	100,173	64,367	72,559	78,280
Total debt	141,117	112,923	76,747	86,009	84,060
Members’ equity (deficit)	(20,592)	(5,609)	26,648	13,096	9,971
Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$6,475	$14,100	$18,245	$(1,756)	$(8,017)
Cash flows used in investing activities	(12,725)	(3,321)	(2,295)	(3,287)	(14,918)
Cash flows provided by (used in) financing activities	5,382	(16,774)	(9,356)	4,045	24,275
Other Financial Data:
Capital expenditures	$(2,725)	$2,673	$2,741	$3,247	$5,337
Ratio of earnings to Fixed Charges(2)	1.71	1.74	3.43	1.50	—

(1)	Because we are a limited liability company that has elected to be treated as a partnership for tax purposes, all of our profits and losses are allocated to our members and the Company is not subject to a taxation on those amounts.

(2)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of net income before fixed charges (the Company does not incur income taxes). Fixed charges consist of interest expense, including the amortization of deferred debt issuance costs, the amortization of capitalized interest, and the interest component of our operating rents. The ratio of earnings to fixed charges on a historical basis with respect to fiscal year 2001 is not meaningful because during that period we were still in mine development and ramp-up phase. Earnings were insufficient to cover fixed charges by approximately $8.9 million for fiscal year 2001.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

From fiscal year 2001 to 2003, we increased our sales volume from 1.0 million tons to 3.2 million tons, and our revenues from $29.1 million to $95.5 million. This increase in sales corresponded to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding and distribution while reducing freight costs, we have successfully maintained our 3.2 million ton sales volumes while increasing revenues and gross income from $95.5 million and $23.8 million, respectively, in fiscal 2003 to $104.6 million and $28.6 million in fiscal 2005. For the 2005-2006 season, we expect our awarded contract tonnage to marginally increase as compared to the prior two winter seasons. Over the past eight winters, through September 30, 2005, we have on average sold approximately 102% of our awarded volume.

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

Mine Reclamation Cost

We have calculated the estimated net future cost of dismantling, restoring, and reclaiming our mine and its related mine site in accordance with federal, state, and local regulatory requirements, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 requires that we recognize the legal obligation of our mine reclamation costs at fair value as a liability when incurred and capitalize such costs by increasing the carrying amount of our mine assets.

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

Results of Operations

The following table sets forth certain historical financial information for the fiscal years ended September 30, 2005 2004, and 2003. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis of the business trends.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-K Equivalent.

	2005	2004	2003
Sales
Bulk	$102,639,106	$93,554,096	$92,866,508
Packaged	1,973,506	2,948,103	2,653,180

Total sales	104,612,612	96,502,199	95,519,688

Cost of sales
Freight and handling	46,006,339	42,417,385	42,954,926
Products	29,988,131	27,592,302	28,734,518

	75,994,470	70,009,687	71,689,444

Gross income	28,618,142	26,492,512	23,830,244
Operating expenses	8,233,752	6,633,907	6,072,840

Income from operations	20,384,390	19,858,605	17,757,404

Other income (expense)
Interest expense	(11,399,210)	(8,020,965)	(4,362,006)
Other interest	—	(2,679,307)	—
Interest income	95,101	123,514	159,861
Other financing charges	(12,014)	(151,579)	(73,028)
Other, net	12,250	12,307	69,678

Total other expense	(11,303,873)	(10,716,030)	(4,205,495)

Net income	$9,080,517	$9,142,575	$13,551,909

Fiscal Year Ended September 30, 2005 Compared to Fiscal Year Ended September 30, 2004

Sales

Total sales of $104.6 million for the fiscal year ended September 30, 2005 increased $8.1 million, or 8.4%, compared to $96.5 million during fiscal 2004. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $8.1 million increase is due to a 6.6% increase in average sales price per ton and a 1.7% increase in sales volumes. The increased average sales price per ton for the fiscal year ended September 30, 2005 is due to an average price increase in excess of 6% for contracts awarded prior to the start of the winter 2004-2005 season, combined with weather activity in regions with customers with higher prices (sales mix) as discussed below in the gross income section.

Gross Income

Gross income of $28.6 million for fiscal 2005 increased $2.1 million, or 8.0%, compared to $26.5 million for fiscal 2004. This increase was primarily due to the higher sales revenue. The increase in cost of sales is the result of a change in the mix of tons sold directly from the mine versus tons sold from stockpiles, as well as increased fuel and shipping charges and the slight sales volume increase. For the year ended September 30, 2005, the sales mix shifted so that more than 50% of sales were from stockpiles, as compared to our recent historical 50/50 split. The change in mix occurs as a result of the location of winter weather activity across our geographic market area. Cost of sales are higher for salt sold from stockpiles due to the additional freight, handling and storage fees, so that costs of sales increase if a greater proportion of stockpile salt is sold. In the highway deicing salt industry, gross margins are typically lower on average for stockpile salt, as the increased gross sales prices obtainable for such salt often do not cover all of the increased logistical expenses. However, as a result of continuing improvements in our logistical capabilities, the gross income per ton of salt sold from stockpiles has been steadily increasing. Gross income per ton of salt sold from stockpiles for fiscal 2005 increased by 22% over the prior fiscal year, reaching its highest point in our history, and has for the first time exceeded the gross income per ton of salt sold locally from the mine. Combined, total cost of sales increased by $6.0 million, or 8.6%, as compared to fiscal 2004. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for fiscal 2005 of $46.0 million increased $3.6 million, or 8.5%, as compared to fiscal 2004. The $3.6 million increase is the result of the greater proportion of sales from stockpiles during fiscal 2005 as discussed above, combined with increased fuel and freight charges. As evidenced by the increase in gross income, we were successful in covering the increased fuel and freight charges via a combination of increased gross sales prices going into the 2004-2005 season, as well as successfully passing along certain fuel and freight increases to some customers during the season pursuant to surcharge provisions under our awarded contracts.

•	Cost of sales – products for fiscal 2005, totaled $30.0 million and increased by $2.4 million, or 8.7%, as compared to fiscal 2004. The cost of sales – products on a per ton basis increased by approximately 6.8% as compared to the fiscal year ended September 30, 2004, reflecting increased labor, health insurance costs and maintenance related charges.

Operating Expenses

Operating expenses of $8.2 million for fiscal 2005 increased $1.6 million, or 24.2%, compared to $6.6 million for fiscal 2004. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead, and non-production related depreciation and amortization expenses. This increase is primarily attributable to a $0.6 million increase for legal and consulting fees related to the FKF litigation with respect to which the Company reached a settlement on June 30, 2005 (see Note 8 to our audited financial statements appearing elsewhere in this Form 10-K Equivalent), $0.2 million of increased stockpile expenses, increased amortization of $0.3 million for capitalized financing costs arising out of our March 17, 2004 refinancing, with the remainder attributable to increased operating overhead.

Other Income (Expense)

Other expense of $11.3 million for fiscal 2005 increased $0.6 million, or 5.6%, compared to $10.7 million for fiscal 2004. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. Total interest expense of $11.4 million for fiscal 2005 increased $3.4 million or 42.5% compared to $8.0 million for fiscal 2004 due to the higher principal amount and higher interest rates associated with the refinancing of our debt.

Fourth Quarter Adjustments

In the fourth quarter of fiscal 2005, the Company recorded two accounting adjustments that related to previously issued 2005 interim periods. The first adjustment involved $230,000 of prepaid performance bonds that were not amortized during the fiscal year. The performance bonds typically are prepaid during the first quarter of each fiscal year and should be amortized ratably over a twelve month period. This adjustment impacted the previously released 2005 quarterly filings, as no amortization was booked during the first three quarters of the fiscal year. Approximately $60,000 should have been recorded ratably in each of the prior three quarters. The second adjustment related to an invoice that was received from a related party in the fourth quarter for $210,000. The invoice was for services rendered from October 1, 2005 through June 30, 2005, and therefore impacts the previously released 2005 quarterly filings. Approximately $70,000 should have been recorded ratably in each of the prior three quarters. In each case, the full amount of a charge to earnings was recorded in the fourth quarter of fiscal 2005, rather than charging a ratable portion to prior quarters in the fiscal year. The errors had no effect on the full year earnings for fiscal 2005 or that of previous fiscal years and did not affect cash flows on either a quarterly or annual basis. Management evaluated the quantitative and qualitative impact of these interim period errors and concluded that the effect was not material. As a result, previously issued 2005 quarterly financial information has not been restated.

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

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. The Company’s strong operating results facilitated the closing of permanent long term financing on March 17, 2004. This financing consisted of $100.0 million in long-term Senior Secured Notes at 9.5%, a bank term loan financing in an original amount of $32.1 million, as well as a $30.0 million working capital facility. These proceeds, along with cash on hand, were used to repay our construction debt and related fees at the time of closing, together totaling $71.3 million, to make debt financed distributions to our members totaling $41.4 million, and to pay accrued NOMI liability of $3.2 million. The subsequent draw of the available bank term loan, following the EPC Contractors litigation settlement, was used to fund an additional debt financed distribution of $22.1 million during fiscal 2005.

Our ongoing cash flows have served to significantly strengthen our net working capital position, while funding debt service, capital expenditures and permitted distributions to our members. Additional information regarding our cash flows for the fiscal year ended 2005 is provided below.

Fiscal Year Ended September 30, 2005, Compared to Fiscal Year Ended September 30, 2004

Operating Activities. Net cash provided by operating activities was $6.5 million for fiscal 2005 compared to $14.1 million for fiscal 2004. Cash flow from operations has decreased primarily due to an increase in accounts receivables of $3.6 million as well as an increase in inventory of $7.1 million. Taken together, positive net working capital has increased to $19.0 million at September 30, 2005 from $9.9 million at September, 30, 2004.

Investing Activities. Net cash used in investing activities for fiscal 2005 and 2004 was $12.7 million and $3.3 million, respectively. These cash flows primarily consisted of $10.0 million and $0.0 million of Mine Development Expenses in fiscal 2005 and 2004, respectively and maintenance-related capital expenditures of $2.7 million during each of fiscal 2005 and 2004. $5.2 million of the $10.0 million in Mine Development Expenses comprised mine construction retention previously withheld and the last construction invoice dated December 2001, both of which had been previously recorded as accrued liabilities on the Company’s balance sheet, with the remaining $4.8 million representing additional amounts paid to the EPC contractor to construct the mine. In addition, we invested $0.0 million and $0.7 million in the exercise of our options to purchase additional salt deposit rights in fiscal 2005 and 2004, respectively.

Financing Activities. Net cash provided by financing activities was $5.4 million for fiscal 2005 as compared to $16.8 million used in fiscal 2004. For the fiscal year ended September 30, 2005, the net source of $5.4 million of cash was primarily the result of the $27.3 million draw on the term loan, which is net of the release and application of restricted cash in the amount of $4.2 million, offset by $24.1 million distributed to members and a net increase in the line of credit activity of $1.0 million.

In March 2004, we issued $100.0 million in aggregate principal amount of our 9.5% senior secured notes due 2014. Concurrently with the completion of the offering of the notes, we repaid all of our existing indebtedness other than a $0.2 million subordinated note and entered into our current bank facility. The bank facility is in the aggregate principal amount of $62.1 million and consists of (a) a $32.1 million term loan facility, and (b) a $30.0 million working capital facility. The term loan facility was used to support the ongoing litigation with the EPC Contractor. See “Item 3—Legal Proceedings.” More specifically, the lenders issued a $32.1 million letter of credit, which could be drawn against for purposes of the litigation. Upon conclusion of the litigation, the facility converted to a term loan, and the remaining net proceeds of $22.1 million after payment of the settlement amounts were distributed to the Company’s members. At September 30, 2005 the amount outstanding on the term loan is $27.3 million.

The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of September 30, 2005, we had $13.7 million drawn and $2.8 million of standby letters of credit outstanding under the working capital facility with approximately $7.1 million of remaining availability thereunder. This compares to $0.8 million of remaining availability at September 30, 2004. All borrowings are subject to the satisfaction of customary conditions, including absence of default and the continued accuracy of representations and warranties.

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

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	5 or more years
	dollars in thousands
Long-Term Debt Obligations	$127,417	$2,849	$2,968	$3,092	$3,221	$115,287
Operating Lease Obligations	$37,924	$4,140	$3,922	$3,892	$3,335	$22,635
Interest Payable on Long-Term Debt	$91,346	$11,866	$11,606	$11,337	$11,055	$45,482

Total	$256,687	$18,855	$18,496	$18,321	$17,611	$183,404

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

The following table reconciles net income to EBITDA for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Twelve Months Ended September 30,
	2005	2004	2003
Net Income to Members	$9,081	$9,143	$13,552
Interest Expense	11,399	8,021	4,362
Other Interest	—	2,679	—
Depletion, Depreciation and Amortization	7,153	6,617	6,122

EBITDA	$27,633	$26,460	$24,036

Add/Subtract
Interest Expense	(11,399)	(8,021)	(4,362)
Other Interest	—	(2,679)	—
(Gain) Loss on sale or disposal of asset	—	(7)	32
Changes in working capital and other assets and liabilities	(9,759)	(1,653)	(1,460)

Net cash provided by operating activities	$6,475	$14,100	$18,245

Net cash used in investing activities	($12,725)	($3,321)	($2,295)

Net cash provided by (used in) financing activities	$5,382	($16,774)	($9,356)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchange of Non-monetary Assets (FAS 153). This statement is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanges. FAS 153 is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption did not have an impact on the Company’s financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143” (FIN 47), which clarifies the term ”conditional asset retirement obligation” used in FAS No. 143, “Accounting for Asset Retirement Obligations,” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption did not have an impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ( FAS 154 ), which replaces Accounting principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption is not expected to have an impact on the Company’s financial statements.

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

We have limited operating history, which may lead to risks or unanticipated expenses similar to those of a start-up company.

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

As of September 30, 2005 we had 232 full-time employees, including 157 hourly production workers. We have a collective bargaining agreement covering our hourly production employees with the United Steel Workers International Union, AFL-CIO-CLC, Local 763, which will expire in October 2008. Although we believe that our relations with our employees are good, and we recently negotiated a new three year contract, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

As of September 30, 2005, we had approximately $127.4 million of indebtedness, including $100.0 million of indebtedness under our senior secured notes, $27.3 million of indebtedness under our senior secured debt and $0.1 million of indebtedness under our promissory note payable to the Empire State Development Corporation. As a result, we are a highly leveraged company. This level of leverage could have important consequences to our financial condition, including the following:

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

The terms of the indenture governing our senior secured notes permit, and our bank facility, permits us to incur additional indebtedness in the future. We are able to borrow up to $30.0 million under our new working capital facility, subject to certain conditions. The Company has outstanding borrowings in the amount of $13.7 million at September 30, 2005 under the working capital facility.

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

Although the senior secured notes are secured by substantially all of our assets, we entered into a $62.1 million bank facility concurrently with the closing of our offering of the senior secured notes, and the lien on the collateral securing that bank facility is senior to the lien on the collateral securing the notes in accordance with an intercreditor agreement. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or our property, the lenders under the bank facility will be entitled to be paid in full from the proceeds of the collateral securing such debt before any payment may be made with respect to the senior secured notes.

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

Our ability to make payments on and to refinance our indebtedness, including our senior secured notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, climate and other factors that are beyond our control.

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

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes have a fixed interest rate, its bank facility is subject to variable interest rates keyed to LIBOR. As of September 30, 2005, we had $100.0 million of debt outstanding under our senior secured notes, and $40.9 outstanding under our bank facility. Our senior secured notes bear interest at a rate of 9.5% per annum and borrowings under our bank facility are subject to a variable rate. As of September 30, 2005 the variable rate was 6.75%. Our bank facility, in the original aggregate principal amount of up to $62.1 million, currently consists of (a) a $27.3 million balance remaining on the $32.1 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of September 30, 2005, there was $13.7 million drawn and $2.8 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our new bank facility. Assuming our current debt structure, plus a fully drawn $32.1 million term loan facility had been in place since October 1, 2004, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the fiscal year ended September 30, 2005 would have increased by approximately $0.4 million.

Item 8	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Executive Committee

of American Rock Salt Company, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of American Rock Salt Company LLC at September 30, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Rochester, NY

December 22, 2005

American Rock Salt Company LLC

Balance Sheets

September 30, 2005 and 2004

	2005	2004
Assets
Current assets
Cash and equivalents	$2,233,866	$3,101,779
Restricted cash	—	1,328,126
Accounts receivable, net of reserve for doubtful accounts of approximately $72,000 and $ 64,000 in 2005 and 2004 respectively	7,192,780	3,632,455
Inventory, net	33,052,672	26,019,678
Prepaid expenses	687,323	717,795

Total current assets	43,166,641	34,799,833
Property and equipment, net	75,456,780	74,274,773
Other assets
Salt deposits and mineral rights, net	2,603,100	2,646,683
Mine acquisition costs, net	388,108	394,734
Financing costs, net of accumulated amortization of approximately $771,000 and $395,000 in 2005 and 2004 respectively	6,547,178	7,317,825

Total other assets	9,538,386	10,359,242

	$128,161,807	$119,433,848

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$13,700,000	$12,750,000
Current portion of long-term debt	2,849,444	23,854
Accounts payable	3,655,410	3,459,164
Accrued expenses	3,620,696	4,063,368
Mine construction retention	—	4,160,001
Related party payables	360,600	436,965

Total current liabilities	24,186,150	24,893,352
Long-term debt, net of current portion	124,567,223	100,149,742

Total liabilities	148,753,373	125,043,094
Members’ equity (deficit)
Class A Units, 6,250 units issued and outstanding at September 30, 2005 and 2004	(6,773,665)	(1,845,231)
Class F Units, 12,750 units issued and outstanding at September 30, 2005 and 2004	(13,817,901)	(3,764,015)

	(20,591,566)	(5,609,246)

	$128,161,807	$119,433,848

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Operations

Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Sales
Bulk	$102,639,106	$93,554,096	$92,866,508
Packaged	1,973,506	2,948,103	2,653,180

Total sales	104,612,612	96,502,199	95,519,688

Cost of sales
Freight and handling	46,006,339	42,417,385	42,954,926
Products	29,988,131	27,592,302	28,734,518

	75,994,470	70,009,687	71,689,444

Gross income	28,618,142	26,492,512	23,830,244
Operating expenses	8,233,752	6,633,907	6,072,840

Income from operations	20,384,390	19,858,605	17,757,404

Other income (expense)
Interest expense	(11,399,210)	(8,020,965)	(4,362,006)
Other interest	—	(2,679,307)	—
Interest income	95,101	123,514	159,861
Other financing charges	(12,014)	(151,579)	(73,028)
Other, net	12,250	12,307	69,678

Total other expense	(11,303,873)	(10,716,030)	(4,205,495)

Net income	$9,080,517	$9,142,575	$13,551,909

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Changes in Members’ Equity (Deficit)

Years Ended September 30, 2005, 2004 and 2003

	Class A Units	Class F Units	Total
Members’ equity - September 30, 2002	$4,307,984	$8,788,287	$13,096,271
Net income	4,457,865	9,094,044	13,551,909

Members’ equity - September 30, 2003	8,765,849	17,882,331	26,648,180
Net income	3,007,450	6,135,125	9,142,575
Distribution to members	(13,618,530)	(27,781,471)	(41,400,001)

Members’ equity (deficit) - September 30, 2004	$(1,845,231)	$(3,764,015)	$(5,609,246)
Net income	2,987,036	6,093,481	9,080,517
Distribution to members	(7,915,470)	(16,147,367)	(24,062,837)

Members’ equity (deficit) - September 30, 2005	$(6,773,665)	$(13,817,901)	$(20,591,566)

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Cash flows

Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$9,080,517	$9,142,575	$13,551,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	6,332,065	6,125,371	5,966,115
Depletion	43,583	48,333	40,223
Provision for bad debts	25,000	35,628	50,000
Provision for inventory	—	—	(36,556)
Amortization of mine acquisition and financing costs	777,273	828,061	115,598
(Gain)/Loss on sale or disposal of equipment	—	(7,217)	32,295
Changes in
Accounts receivable	(3,585,325)	2,384,456	(5,176,399)
Inventory	(7,032,994)	(6,034,631)	3,860,590
Prepaid expenses	30,472	(71,421)	(320,305)
Accounts payable	196,246	1,401,913	(768,518)
Accrued expenses	607,830	246,632	929,935

Net cash provided by operating activities	6,474,667	14,099,700	18,244,887

Cash flows from investing activities
Proceeds on sale or disposal of equipment	—	25,000	261,169
Mine development expenditures	(10,000,000)	—	—
Purchase of property and equipment	(2,724,574)	(2,672,699)	(2,741,101)
Purchase of salt deposits and mineral rights	—	(673,271)	(72,013)
Grant proceeds	—	—	256,765

Net cash used in investing activities	(12,724,574)	(3,320,970)	(2,295,180)

Cash flows from financing activities
Borrowings on long-term debt	27,934,810	(64,193,634)	(8,191,328)
(Repayments) on long-term debt	(691,738)
Payment of financing costs	—	(7,713,051)	—
Borrowings on revolving line of credit	18,120,000	18,180,000	20,310,000
Repayments on revolving line of credit	(17,170,000)	(17,810,000)	(21,380,000)
Issuance of senior secured notes	—	100,000,000	—
Distribution to Members	(24,062,839)	(41,400,001)	—
Decrease/(Increase) in restricted cash	1,328,126	(1,328,126)	—
(Repayments) borrowings of related party payables	(76,365)	(2,508,987)	(94,505)

Net cash provided by (used in) financing activities	5,381,994	(16,773,799)	(9,355,833)

Net increase (decrease) in cash and equivalents	(867,913)	(5,995,069)	6,593,874
Cash and equivalents - beginning of year	3,101,779	9,096,848	2,502,974

Cash and equivalents - end of year	$2,233,866	$3,101,779	$9,096,848

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Notes to Financial Statements

For the years ended September 30, 2005, 2004 and 2003

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

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

Property and Equipment

Property and equipment is stated at cost and is depreciated over its estimated useful life using the straight-line method. Major renewals and betterments are capitalized. Mine development costs consist of materials, labor, engineering, and consulting costs incurred to construct the mine and due to the fact that the mine has an estimated life in excess of 70 years, these costs are being depreciated over twenty years. Also, costs related to the construction of the production and service shafts are included in mine development costs. Any grant receipts related to the purchase or construction of a long-lived asset has been recognized as an offset to the carrying amount of such asset. Maintenance, repairs and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

Depreciable lives are as follows:

Buildings	20 - 40 years
Mine development costs	20 years
Land improvements	15 years
Conveyors	10 years
Processing equipment	3 - 10 years
General mining equipment	7 - 10 years
Mobile mining equipment	5 - 10 years
Furniture and fixtures	5 - 7 years
Vehicles	3 - 5 years
Computers and peripheral equipment	3 - 5 years

Salt Deposits and Mineral Rights

Salt deposits and mineral rights are underground reserves on which the Company has extraction rights. Depletion of salt deposits and mineral rights are provided as the minerals are extracted, based on units of production and engineering estimates of total reserves. The impact of revisions to reserve estimates is recognized on a prospective basis. Salt deposits and mineral rights are presented net of accumulated depletion of approximately $204,000 and $160,000 at September 30, 2005 and 2004, respectively. Depletion expense was approximately $44,000, $48,000, and $40,000 in 2005, 2004, and 2003 respectively. The estimated aggregate depletion expense for each of the five succeeding fiscal years is $42,000, $42,000, $43,000, $43,000, and $43,000, respectively.

Mine Acquisition Costs

Mine acquisition costs consist of legal and consulting fees incurred to obtain mineral rights and other expenses. The costs are amortized using the units of production method. Mine acquisition costs are presented net of accumulated amortization of approximately $39,000 and $32,000 at September 30, 2005 and 2004, respectively. Amortization expense was approximately $7,000, $8,000, and $9,000 in 2005, 2004, and 2003, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years is $6,000.

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

For the years ended September 30, 2005, 2004 and 2003

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

38

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

Fair Value Disclosures of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values at September 30, 2005 and 2004.

The estimated fair value of the Company’s long-term debt is approximately $129,416,667 as of September 30, 2005. The estimated fair value was based on market yields for similar instruments.

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

Supplemental Disclosure of Cash Flow Activities

Supplemental information regarding cash flow activities for the year ended September 30:

	2005	2004	2003
Cash paid for interest	$11,593,107	$9,438,658	$6,507,595

3.	Inventory

Inventory consists of the following at September 30:

	September 30, 2005	September 30, 2004
Supplies	$1,056	$778
Finished Goods, Salt	32,034	25,279

	33,090	26,057
Less:
Reserve	(37)	(37)

	$33,053	$26,020

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

4.	Property and Equipment

Property and equipment consisted of the following at September 30:

	2005	2004
Land	$672,701	$672,701
Buildings	3,290,421	3,276,541
Land improvements	2,874,288	2,606,157
Conveyors	5,977,323	5,680,180
Processing equipment	4,996,309	4,656,002
General mining equipment	4,236,778	3,851,824
Mobile mining equipment	8,366,560	6,965,704
Furniture and fixtures	30,720	30,720
Vehicles	296,234	231,497
Computers and peripheral equipment	714,914	658,188
Mine development costs	69,812,948	65,023,449
Mine development in progress	120,923	223,084

	101,390,119	93,876,047
Less: Accumulated Depreciation	(25,933,339)	(19,601,274)

	$75,456,780	$74,274,773

5.	Leases

The Company has entered into several agreements for the storage and handling of its salt at several stockpiles; several of these agreements include land and building rent. In addition, the Company has various lease agreements for railcars. These obligations extend through 2016. Most leases contain renewal and purchase options. No leases contain restrictions on the Company’s activities concerning capital distributions, additional debt, or further leasing. Rental expenses for all operating leases amounted to approximately $4,152,000, $4,453,000 and $4,260,000 during 2005, 2004 and 2003, respectively.

Future minimum rental payments under operating leases with non-cancelable terms in excess of one year are as follows.

	Property	Equipment	Total
2006	$216,165	$3,936,314	$4,152,479
2007	7,200	3,849,961	3,857,161
2008	72,000	3,820,586	3,892,586
2009	54,000	3,280,820	3,334,820
2010	—	3,258,175	3,258,175
Thereafter	—	19,428,789	19,428,789

	$349,365	$37,574,645	$37,924,010

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

6.	Long-Term Debt

Long-term debt consisted of the following at September 30:

	2005	2004
Senior Secured Notes
Senior Secured Notes at September 30, 2005 of $100,000,000, requiring semiannual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.5%. Prior to March 15, 2007, 35% of the aggregate principal amount of the notes at the established price plus accrued and unpaid interest may be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes redeemable at a redemption price of 104.75%, to be adjusted to 100% by March 15, 2012	100,000,000	100,000,000

Senior Term Loan
Senior Term Loan at September 30, 2005, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 6.75% as of September 30, 2005	27,266,936

Promissory note payable to the Empire State Development
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	149,732	173,596

	127,416,667	100,173,596
Less: Current maturities of long-term debt	(2,849,444)	(23,854)

	$124,567,223	$100,149,742

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

The term loan facility was drawn at the conclusion of the litigation (see footnote 8) and has a balance of $27.3 million and an interest rate of 6.75%

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

The working capital facility permits the Company to borrow up to $30,000,000 in revolving loans with a $7,000,000 sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of September 30, 2005, the Company had $13,700,000 drawn and $2,800,000 of standby letters of credit outstanding under the working capital facility, with approximately $7.1 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the new financing arrangement cannot exceed $30,000,000 and when outstanding bears an interest rate of 6.75%.

The aggregate maturities of long-term debt for each of the five fiscal years subsequent to September 30, 2010 and thereafter are as follows:

2006	$2,849,362
2007	2,968,086
2008	3,091,760
2009	3,220,586
2010	3,354,780
Thereafter	111,932,093

$127,416,667

7.	Related Party Transactions

Legal Services

Certain legal costs were incurred by the Company and paid to an organization affiliated with several of our members of approximately $990,000, $1,348,000 and $868,000 during fiscal 2005, 2004 and 2003, respectively. With respect to the fees incurred in fiscal 2004, a total of $1,072,000 was included in operating expenses and $276,000 has been capitalized on the balance sheet in other assets-financing costs. With respect to the fees incurred in fiscal 2005 and 2003, a total of $990,000 and $868,000 respectively, were included in operating expenses.

Goods and Services

Certain members, or their affiliates, received management and services fees of approximately $294,000, $294,000, and $232,000 during fiscal 2005, 2004 and 2003, respectively. These amounts are included in operating expenses.

Additionally, certain members or their affiliates, received payments for goods and services of approximately $1,473,000, $1,526,000, and $701,000 during fiscal 2005, 2004 and 2003, respectively. In fiscal 2005, approximately $1,142,000 of the total $1,473,000 is included in cost of sales – products with the remaining balance in operating expenses. In fiscal 2004, approximately $1,170,000 of the total $1,526,000 is included in cost of sales – products with the remaining balance in operating expenses. In fiscal 2003, approximately $428,000 of the total $701,000 is included in cost of sales – products with the remaining balance in operating expenses.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

Financing Costs

Certain costs were incurred from, a member which was, until the refinancing, also a lender, for administrative fees of approximately $0, $94,000 and $45,000, principal payments in the amount of approximately $0, $15,278,000 and $4,385,000, and interest payments in the amount of approximately $0, $848,000 and $2,507,000 during 2005, 2004 and 2003, respectively. In March, 2004 the Company repaid in full all principal and interest owing to this lender, plus a prepayment fee of approximately $1,925,000. All amounts, excluding interest and prepayment penalties, are included in operating expenses.

Certain costs were incurred from an affiliate of a member for financial advisory fees of approximately $310,000, $1,810,000 and $0 for the fiscal year ended 2005, 2004 and 2003, respectively. This amount is recorded as an operating expense for 2005 and an asset on the balance sheet in other assets—financing costs for 2004, and will be amortized over the life of the related debt.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive NOMIs related to the acquisition of mineral rights equal to 2.5 percent of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $2,396,000, $2,166,000 and $1,695,000 during 2005, 2004 and 2003, respectively. These amounts are included in cost of sales–products.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

8.	Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company is involved in litigation with Frontier-Kemper Constructors, Inc. and Flatiron Structures LLC (together, the The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s”), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. Other terms of the settlement are confidential by agreement of the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending. On October 18, 2005, the Court in which the remaining litigation against Willis and Lloyd’s is pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance. The next phase of the litigation will focus on the Company’s damages. A trial on the damages the Company is entitled to collect against Willis is expected in 2006. The Company and the EPC Contractor have agreed to a settlement of their claims against Lloyd’s and are in the process of negotiating the final terms of the settlement documents.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

Union Agreement

On October 29, 2005, the Company entered into a three-year labor agreement with the United Steel Workers International Union, AFL-CIO-CLC, formerly the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 1-0763. The labor agreement covers all hourly production and maintenance workers employed by the Company. The labor agreement expires on October 31, 2008.

Livingston County IDA Assistance

On September 1, 1998, Livingston County Industrial Development Agency (“IDA”) approved the Payment-in-Lieu-of-Tax (“PILOT”) Agreement between the Company and the IDA. Under the terms of the Agreement, the Company receives abatements on a percentage of property taxes through 2031, exemption from mortgage taxes related to the financing of the mine and exemption from sales and use taxes otherwise payable on all purchases made to construct the mine. Under the agreement, the Company is required to maintain a staffing level of 124 full time or equivalent employees (“Full Time Employees”). If the Full Time Employees fall below 75 percent of 165 (124), the PILOT payments increase based on a pre-defined formula. The Company has 232 Full Time Employees as of September 30, 2005.

Electricity Supply Agreement with Rochester Gas and Electric Corporation

On October 28, 1998, the Company entered into a seven-year Individual Service Agreement with Rochester Gas and Electric Corporation (“RG&E”) which provides for RG&E to connect the mine to its system at no cost to the Company, with certain exceptions, and to supply electricity at 6.6 cents plus tax per kilowatt hour for the first five years and then an indexed rate in the following two years. Contract terms commenced upon connection of the mine to the RG&E system in March 2000 and extend through July 2007. The Company will have minimum take or pay obligations equal to $495,000 per year. For the years ended September 30, 2005, 2004 and 2003, the Company met the minimum requirement.

Transportation and Gas Service Agreement with New York State Electric and Gas Corporation

On December 31, 1998, the Company entered into a seven-year Transportation and Gas Service Agreement with New York State Electric and Gas Corporation (“NYSEG”) to purchase the transportation of natural gas energy commencing November 11, 1999. The Company is required to purchase the transportation of 585,000 therms per year. In the event that the requirement is not met, the Company is obligated to pay $.10 per therm for each therm under 585,000. The Company was required to pay approximately $30,000, $32,000, and $25,000 to meet its required minimums under this agreement during fiscal 2005, 2004 and 2003, respectively.

Sales Contracts

The Company has various salt sales contracts which include specific performance provisions governing delivery and product specification. For fiscal 2004 and 2003, the Company paid $70,000 and $442,000, respectively, in penalties related to delivery and product specification shortfalls, caused primarily by significantly greater demand than had been anticipated. No such penalties were paid for fiscal year 2005. As of September 30, 2005, the Company was committed to supply approximately 3.2 million tons of inventory per accepted bid contracts. While the Company has significantly increased its rail car fleet and production capacity and it has not incurred any penalties since fiscal 2004, it could nonetheless be subject to future penalties in the event it fails to meet its performance requirements. The amount of such performance penalties, if any, would be dependent upon failure to perform and factors such as weather patterns and resultant product demand in the Company’s geographic markets and as a result cannot be estimated.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

Railcar Agreements

The Company has agreements with rail carriers for the transportation of its rock salt. These agreements have minimum usage requirements that obligate the Company to pay, in the aggregate, a minimum of $1.9 million per annum. In fiscal 2005, 2004 and 2003, the Company met its minimum usage requirements. The current agreements expire in 2006. Based on current projections, the Company expects to meet the minimum usage requirements for the remainder of the agreement.

9.	Grants/Assistance

The Company is entitled to various grants from various governmental agencies to provide for financial assistance for construction of certain facilities. The Company is reimbursed for allowable costs incurred under the grants. No grant activity occurred in fiscal 2005.

Industrial Access Project

The Industrial Access Project allows for the reimbursement of monies expended for the acquisition of property and the design and construction of highway, bridge, and rail freight projects related to industrial access with such access also including improvements that would benefit the agriculture industry. The agreement provides for up to $3,300,000 in assistance. As of September 30, 2002, reimbursable expenditures of $3,300,000 had been incurred and $3,044,000 received for construction related to the activities described above. In November 2002, the remaining proceeds of approximately $256,000 were received by the Company. No grant activity occurred in fiscal 2005 and 2004.

10.	Employee Benefit Plan

The Company administers a 401(k) defined contribution plan covering substantially all employees. Total expense related to the employer matching contribution was approximately $212,000, $206,000, and $173,000 in fiscal 2005, 2004, and 2003 respectively.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

11.	Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 153, Exchange of Non-monetary Assets (FAS153). This statement is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanges. FAS 153 is effective for non monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption did not have an impact on the Company’s financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143” (FIN 47), which clarifies the term “conditional asset retirement obligation” used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 no later than September 30, 2005. The adoption did not have an impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ( FAS 154 ), which replaces Accounting principles Board Opinion No. 20, Accounting Changes and SFAS No. 3. FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption did not have an impact on the Company’s financial statements.

12.	Fourth Quarter Adjustments

In the fourth quarter of fiscal 2005, the Company recorded two accounting adjustments that related to previously issued 2005 interim periods. The first adjustment involved $230,000 of prepaid performance bonds that were not amortized during the fiscal year. The performance bonds typically are prepaid during the first quarter of each fiscal year and should be amortized ratably over a twelve month period. This adjustment impacted the previously released 2005 quarterly filings, as no amortization was booked during the first three quarters of the fiscal year. Approximately $60,000 should have been recorded ratably in each of the prior three quarters. The second adjustment related to an invoice that was received from a related party in the fourth quarter for $210,000. The invoice was for services rendered from October 1, 2004 through June 30, 2005, and therefore impacts the previously released 2005 quarterly filings. Approximately $70,000 should have been recorded ratably in each of the prior three quarters. In each case, the full amount of a charge to earnings was recorded in the fourth quarter of fiscal 2005, rather than charging a ratable portion to prior quarters in the fiscal year. The errors had no effect on the full year earnings for fiscal 2005 or that of previous fiscal years and did not affect cash flows on either a quarterly or annual basis. Management evaluated the quantitative and qualitative impact of these interim period errors and concluded that the effect was not material. As a result, previously issued 2005 quarterly financial information has not been restated

Item 9	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A    Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures as of September 30, 2005 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B    Other Information

None.

Part III

Item 10	Directors and Executive Officers of the Registrant

The following table sets forth information with respect to our Managers, executive officers and key employees as of September 30, 2005:

Name	Age	Position
Joseph G. Bucci	62	Vice Chairman, Operations, Vice President, Real Estate, Executive Committee Member and Class F Manager
Gunther K. Buerman	62	Chairman, Executive Committee Member and Class F Manager
Neil L. Cohen	44	Vice Chairman, Finance and Marketing, Executive Committee Member and Class F Manager
Donald B. Holman	58	Vice President, Marketing
Raymond R. Martel	48	Chief Financial Officer
Adam W. Ridell	65	Vice President of Engineering
Gary L. Perrin	49	Human Resources Manager
Gregory J. Norris	42	Plant Manager
Charles T. Collins	40	Class A Manager
C. Wesley Gregory III	49	Class A Manager
Gregory O’Connell	63	Class A Manager
John M. Odenbach, Jr.	55	Class A Manager
E. Philip Saunders	68	Class A Manager
Thomas Terry, Jr.	72	Class A Manager

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

A brief biography of each member of the Board of Managers is set forth below:

Executive Committee/Class F Managers

Joseph G. Bucci became a Manager of the Company and Vice President, Real Estate and Mineral Rights in October 1997. In 2002, he became Vice Chairman, Operations. From June 1, 2003 to September 2005 Mr. Bucci also served as Plant Manager responsible for all production and the day to day operation of our mine. Mr. Bucci, founder and owner of Bucci Real Estate, has been involved in real estate since 1968. He has been responsible for the purchases of mineral rights on behalf of the former International Salt Company, Akzo Nobel Salt and the Company since 1974. Mr. Bucci serves on the board of directors of The Bank of Castile and the Livingston County Chamber of Commerce. He holds a B.S. in history and education from SUNY Geneseo as well as New York State 1certification as a Licensed Real Estate Broker.

Gunther K. Buerman became a Manager of the Company in January 1997 and Chairman of the Board of Managers of the Company in 2002. He is the Chairman of Harris Beach PLLC where he has been an associate or equity member since 1968 in the area of corporate and commercial law. He serves on the board of directors of a number of private and non-profit entities. Mr. Buerman holds a J.D. from Syracuse University College of Law and a B.A. from St. Lawrence University.

Neil L. Cohen became a Manager of the Company in January 1997 and Vice Chairman, Finance and Marketing in 2002. He is the President and managing member of Cohen & Company, LLC, a private equity firm he founded in 1994. Mr. Cohen is a director of Waste Reduction by Waste Reduction, Inc., and a board member of a number of non-profit organizations. Mr. Cohen holds an M.S. in Management with concentrations in corporate strategy, finance, and management of technological innovation from MIT and a B.E.S. in Mathematical Sciences from The Johns Hopkins University.

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

Donald B. Holman is the Company’s Vice President, Marketing. He is responsible for developing and executing the Company’s marketing and distribution strategy. Mr. Holman’s industry experience includes 33 years in various facets of the salt business including governmental bidding, distribution and market research. Mr. Holman joined International Salt Company (later acquired by Akzo Nobel) in 1970. In 1974, Mr. Holman became Manager of Highway Bidding of Akzo Nobel and in 1984 became General Planning Manager for its Highway/Chemical Division. Mr. Holman joined the Company upon its formation in January 1997.

Raymond R. Martel became Chief Financial Officer of the Company in November 1998. He is responsible for all treasury, accounting, reporting, information technology, and risk management activities. Mr. Martel brings 25 years of financial experience, including 5 years of management consulting and 10 years of concentrated mineral industry experience. Mr. Martel’s prior employers include British Petroleum and Coopers & Lybrand, LLP, where he was a member of the Tax/Finance teams supporting exploration and development of mineral properties. Mr. Martel’s major area of responsibility was the financial and tax reporting for the development of the liquid natural gas property on the Northwest Shelf of Australia. Mr. Martel serves on the board of directors of Tri County Family Medicine.

Adam W. Riddell was named the Company’s Vice President, Engineering in 2003. Previously, he was the Construction Project Manager overseeing all aspects of the construction of our mine. He has over 23 years of diversified management experience in salt, coal, and other industrial minerals projects. Prior to the commencement of construction of our mine, Mr. Riddell acted as a mining engineering consultant to the Company since 1997. He had previously served as the Engineering Manager of the Retsof salt mine of Akzo Nobel Salt, Inc. from 1987 through April 1997.

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

Gregory J. Norris was named the company’s Plant Manager in September 2005. Previously, he was the Company’s Engineering Manager. He joined the Company in June 2000. Mr. Norris has over 16 years of mine engineering experience, including five years working for Akzo Nobel Salt, Inc. at two different salt mines. He has worked in copper and silver mines for Copper Range Company, and has managed a 1.0 million tons-per-year limestone quarry for Southdown Inc.

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

Code of Ethics

As of September 30, 2005, the Company had not adopted a “Code of Ethics” as defined in applicable Securities and Exchange Commission regulations. The Board of Managers believes that our current internal control procedures and business practices are adequate to promote honest and ethical conduct and to deter wrongdoing by these executives.

Item 11	Directors Fees, Executive Compensation and Expense Reimbursement

Each board member of the Executive Committee is entitled to compensation at a rate of $4,000 per month as a member of the Executive Committee. Additionally, beginning in September 2003, each member of the Executive Committee is entitled to receive one-third of the annual compensation paid to the former chief executive officer of the Company (equal to $50,000 each annually) as compensation for his role in fulfilling the duties of chief executive officer. Joseph Bucci and E. Philip Saunders each received bonuses of $65,000 and $32,500 for fiscal years 2005 and 2004, respectively. Each member of the Executive Committee also received a bonus of $25,000 for fiscal year 2003. All Managers, including the Executive Committee members, are entitled to reimbursement for all reasonable out-of-pocket expenses incurred by them in connection with their performance of services in that capacity.

The following table sets forth information concerning the compensation paid by the Company for each of the fiscal years ended September 30, 2005, 2004 and 2003 to (i) the Company’s former chief executive officer, (ii) the three individuals who collectively serve as the Company’s chief executive officer, and (iii) the two other most highly compensated individuals (based on total salary and bonus for the last completed fiscal year) who were serving as executive officers at the end of the fiscal year ended September 30, 2005, and whose total compensation was in excess of $100,000 (collectively, the “Named Executive Officers”).

	Fiscal Year	Annual Compensation
Name and Principal Position		Salary	Bonus		Other Annual Compensation
Joseph Bucci, Vice Chairman, Operations, Vice President, Real Estate and Co-Chief Executive Officer (1), (2)	2005 2004 2003	$109,992 109,992 36,664		$65,000 65,000 25,000	$98,000 98,000 52,167
Gunther Buerman, Chairman and Co-Chief Executive Officer (1)	2005 2004 2003	— — —	$	— — 25,000	$98,000 98,000 52,167
Neil Cohen, Vice Chairman, Finance and Marketing and Co-Chief Executive Officer (1)	2005 2004 2003	— — —	$	— — 25,000	$98,000 98,000 52,167
E. Philip Saunders, Chief Executive Officer (3)	2005 2004 2003	— — 120,000		$32,500 32,500 31,500	$48,000 48,000 —
Donald Holman, Vice President Marketing (4)	2005 2004 2003	$135,205 124,030 122,440		$35,000 35,000 32,500	$6,379 3,750 4,076
Raymond Martel, Chief Financial Officer (4)	2005 2004 2003	$104,507 96,863 95,443		$22,500 72,500 32,500	$8,213 5,081 3,838

(1)	Effective as of September 1, 2003, Messrs. Bucci, Buerman, and Cohen collectively serve as Chief Executive Officer for the Company. Amounts included in “Other Annual Compensation” for Messrs. Bucci, Buerman and Cohen represent fees paid to such persons for service as a member of the Executive Committee and service as Co-Chief Executive Officer.

(2)	Effective June 1, 2003 and ending in September 2005, Mr. Bucci also served as plant manager for the company.

(3)	Effective September 1, 2003, Mr. Saunders resigned as chief executive officer. He remains a Class A Manager and a consultant to the Company. Amounts included in “Other Annual Compensation” for Mr. Saunders represent consulting fees paid to Mr. Saunders for services rendered since his resignation.

(4)	Amounts included in “Other Annual Compensation” for Messrs. Holman and Martel represent employer matching Contributions under the Company’s 401(k) plan.

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

Compensation Committee Interlocks and Insider Participation

As of September 30, 2005, the Company did not have a compensation committee. The Company’s entire Board of Managers functions as the compensation committee. No interlocking relationship existed during the last completed fiscal year between the Company’s Board of Managers and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

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

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Units as of September 30, 2005, with respect to (i) holders having beneficial ownership of more than 5% of the Company’s Common Units, (ii) each of our Managers, (iii) each Named Executive Officer, and (iv) all Managers and executive officers as a group:

Name and Address of Beneficial Owner (1)	Class and Number of Units		Percent of Class Beneficially Owned
	Class A	Class F	Class A	Class F
Joseph G. Bucci (2)(3)	—	3,952.500	—	31.00%
Gunther K. Buerman(2)	—	4,122.075	—	32.33%
Neil L. Cohen(2)(4)	—	3,442.500	16.20%	27.00%
Donald B. Holman	—	61.200		—
General Electric Capital Corporation 120 Long Ridge Road, 3rd Fl. Stamford, CT 06927	1,250.000	—	20.00%	—
Dolomite Products Co., Inc. 1150 Penfield Road Rochester, NY 14625	1,250.000	—	20.00%	—
C&C Salt, LLC(5) c/o Cohen & Company, LLC 800 3rd Avenue New York, NY 10022	1,012.500	—	16.20%	—
Thomas Terry, Jr.(6)	1,000.000	318.750	16.00%	2.50%
E. Philip Saunders (6)	300.000	—	4.80%	—
Gregory O’Connell (6)	250.000	—	4.00%	—
C. Wesley Gregory, III(6)	62.500	—	1.00%	—
All Managers and executive officers as a group	2,625.0	11,897.025	42.0%	93.31%

*	Denotes ownership of less than 1%.

(1)	All addresses are c/o American Rock Salt Company LLC, 3846 Retsof Road, Retsof, New York 14539, unless otherwise noted.

(2)	Class F Manager and Executive Committee member.

(3)	Does not include 12.0 Class A Units indirectly held by Mr. Bucci, reflecting his percentage interest in 150.0 Class A Units held by ARSC, LLC, over which Mr. Bucci has no voting or investment power.

(4)	The Class A Units beneficially owned by Mr. Cohen are held by C&C Salt, LLC, of which Mr. Cohen is a member and over which Mr. Cohen has sole voting and investment control, through his control of C&C Capital Associates, LLC, the managing member of C&C Salt, LLC. Mr. Cohen disclaims beneficial ownership of all Class A Units held by C&C Salt, LLC, except to the extent of 25.0 Class A Units, in which he has an indirect pecuniary interest.

(5)	Neil L. Cohen, a Class F Manager and Executive Committee member, and Charles T. Collins, a Class A Manager, are members of C&C Salt, LLC. Mr. Collins has no voting or investment power over the Class A Units held by C&C Salt, LLC and has an indirect pecuniary interest in 87.5 of those Class A Units.

(6)	Class A Manager.

Item 13	Certain Relationships and Related Transactions

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

Legal Services

Gunther K. Buerman, one of the founders of the Company and Chairman of the Executive Committee, is the Chairman of Harris Beach PLLC, a law firm which serves as general outside counsel to the Company. In addition, certain current and former members of the firm of Harris Beach PLLC own in the aggregate 150.5 Class A Units of the Company (not including the Units owned by Mr. Buerman). The Company incurred legal expenses to Harris Beach of approximately $990,000, $1,348,000, and $868,000 during fiscal 2005, 2004, and 2003, respectively.

Financial Advisory Services

Neil L. Cohen, one of the founders of the Company and a member of the Executive Committee, is the President of Cohen & Company, LLC, a private equity firm which has provided financial advisory services to the Company. Charles T. Collins, a Class A Manager of the Company, is the managing director of Cohen & Company, LLC. In fiscal 2005, Cohen & Company received financial advisory fees totaling approximately $310,000. In fiscal 2004, in connection with the recapitalization associated with the issuance of the Company’s senior secured notes, Cohen & Company, LLC received fees totaling approximately $1,810,000, plus reimbursement of out-of-pocket expenses. No such fees were incurred in fiscal 2003.

General Contractor Services

Walter Parkes, an honorary member of the Company’s Board of Managers, is the President of O’Connell Electric Company, which provides general contractor services to the Company on as as-needed basis. The Company incurred fees payable to O’Connell Electric Company of approximately $29,000, $191,000, and $48,000 during fiscal 2005, 2004 and 2003, respectively.

Richard A. Ash, a member of ARSC, LLC, which is a Class A Member of the Company, is the President of C.P. Ward, Inc., which provides general contractor services to the Company on an as-needed basis. The Company incurred fees payable to C.P. Ward of approximately $12,000, $121,000, and $20,000 during fiscal 2005, 2004 and 2003, respectively.

E. Philip Saunders, a Class A member and Manager of the Company, who is also the former Chief Executive Officer of the Company, is the Chairman of the Board of Griffith Energy, Inc., which provides general contractor services to the Company on an as-needed basis. The Company incurred approximately $756,000, $572,000, and $487,000 in fees payable to Griffith Energy, Inc. during fiscal 2005, 2004 and 2003, respectively.

Transportation Services

C. Wesley Gregory, III, a Class A Member and Manager of the Company, is a member and manager of WeCare Transportation LLC, which provides transportation services to the Company on an as-needed basis. The Company incurred approximately $283,000, $230,000 and $75,000 in fees payable to WeCare Transportation LLC during fiscal 2005, 2004 and 2003, respectively.

Real Estate Brokerage Services

Joseph G. Bucci, one of the founders of the Company and a member of the Executive Committee, is the founder and owner of Bucci Real Estate, a company which provides real estate brokerage services to the Company. The Company incurred fees payable to Bucci Real Estate of approximately $0, $0, and $4,185 during fiscal 2005, 2004 and 2003, respectively.

Financing Costs

During fiscal 2004 and 2003, the Company incurred certain costs from General Electric Capital Corporation, a Class A Member of the Company, for administrative fees of approximately $94,000, and $45,000, respectively, principal payments in the amount of approximately $15,278,000, and $4,385,000, respectively, and interest payments of approximately $848,000, and $2,507,000, respectively. In March, 2004 the Company repaid in full all principal and interest owing to this lender, plus a prepayment fee of approximately $1,925,000.

Non-Operating Mineral Interests (“NOMIs”)

Under the terms of the Company’s operating agreement, Joseph G. Bucci, Gunther K. Buerman, and Neil L. Cohen, in addition to certain other members of the Company, hold certain Non-Operating Mineral Interests, or “NOMIs”, related to the Company’s initial acquisition of mineral rights. The NOMIs entitle the holders to receive payments equal to 2.5% of the gross income of our mine as reported for purposes of computing percentage depletion for federal income tax purposes. During Fiscal 2005, $2,095,000 was paid and upon the closing of the offering of the senior secured notes, $3,169,000 of accrued NOMIs was paid to the holders thereof, and an additional $1,378,000 was paid to the NOMI holders during the third quarter of fiscal 2004. No such payments were made during fiscal 2003. Certain restrictions under the Company’s financing arrangement will apply to the payment of NOMIs in the future.

Lease of Certain Facilities

The Company leases administrative and bagging facilities from Retsof Realty LLC, an entity owned by certain members of the Company. The Company began leasing these facilities during fiscal 2003 at a rate of $35,376 per year, and paid Retsof Realty LLC rent in the amounts of $35,000, $35,000 and $15,000 for fiscal 2005, 2004 and 2003, respectively.

Miscellaneous

The Company has incurred certain additional costs from several related parties for various goods and services in the amount of approximately $179,000, $236,000, and $512,000 in fiscal 2005, 2004 and 2003, respectively.

Item 14	Principal Accountant Fees and Services

PricewaterhouseCoopers LLP is the Company’s independent registered public accounting firm. A summary of the services provided by PricewaterhouseCoopers LLP for the years ended September 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Audit Fees (1)	$139,071	$109,380
Tax Fees (2)	10,558	5,987
Other Fees(3)		192,705

	$149,629	$308,072

(1)	Related to services for the annual financial statement audits included in our Annual Reports on Form 10-K Equivalent, quarterly reviews for the financial statements included in our Quarterly Reports on Form 10-Q Equivalent, reviews of registration statements and other SEC filings, and procedures performed for comfort letters.

(2)	Related to fees for professional services rendered regarding tax compliance, tax advice, or tax planning.

(3)	Related to services rendered in connection with the issuance of our senior secured notes. This amount was capitalized under deferred financing costs on the balance sheet.

The Company’s Audit Committee has not adopted any policies or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing audit, tax, and non-audit services and has concluded that such services are compatible with PricewaterhouseCoopers LLP’s role as the Company’s independent registered public accounting firm.

Part IV

Item 15	Exhibits and Financial Statement Schedules

(a) (1)    Financial Statements and supplementary data required by this Item 15 are set forth below:

(b)	None.

(c)	The following exhibits are filed as part of this report on Form 10-K Equivalent:

Exhibit No.	Description of Exhibit

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on page 60 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 22, 2005

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

	Signature	Title	Date

By:	/s/ JOSEPH G BUCCi Joseph G. Bucci	Vice Chairman, Operations, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 22, 2005

By:	/s/ GUNTHER K. BUERMAN Gunther K. Buerman	Chairman, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 22, 2005

By:	/s/ NEIL L. COHEN Neil L. Cohen	Vice Chairman, Finance and Marketing, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 22, 2005

By:	/s/ CHARLES T. COLLINS Charles T. Collins	Manager	December 22, 2005

By:	C. Wesley Gregory III	Manager

By:	Gregory O’Connell	Manager

By:	John M. Odenbach, Jr.	Manager

By:	/s/ E. PHILIP SAUNDERS E. Philip Saunders	Manager	December 22, 2005

By:	/s/ THOMAS TERRY, JR. Thomas Terry, Jr.	Manager	December 22, 2005

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on page 60 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement