Form 10-Q
period 2005-12-31
AMERICAN ROCK SALT CO LLC
filed 2006-02-14
CIK 1073713

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q Equivalent - Informational

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

YES  ☐        NO  ☐        N/A  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES  ☐        NO  ☒

This Form 10-Q Equivalent is only being filed for informational purposes pursuant to the indenture governing American Rock Salt Company LLC’s 9 1/2 % Senior Secured Notes due 2014.

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

(Unaudited)

	December 31, 2005	September 30, 2005
Assets
Current assets
Cash and equivalents	$5,340	$2,234
Accounts receivable, net of reserve for doubtful accounts of approximately $64 at September 30, 2005 and December 31, 2005, respectively	28,710	7,193
Inventory	26,893	33,053
Prepaid expenses	518	687

Total current assets	61,461	43,167
Property and equipment, net	76,296	75,457
Other assets
Salt deposits and mineral rights, net	2,590	2,603
Mine acquisition costs, net	386	388
Financing costs, net of accumulated amortization	6,354	6,547

Total other assets	9,330	9,538

Total assets	$147,087	$128,162

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$15,700	$13,700
Current portion of long-term debt	2,850	2,849
Accounts payable	9,361	3,655
Accrued expenses	3,565	3,225
Accrued bond interest	2,771	396
Related party payables	1,015	361

Total current liabilities	35,262	24,186
Long-term debt, net of current portion	123,869	124,568

Total liabilities	159,131	148,754

Members’ deficit
Class A Units 6,250 units issued and outstanding at December 31, 2005 and September 30, 2005	(3,962)	(6,774)
Class F Units 12,750 units issued and outstanding at December 31, 2005 and September 30, 2005	(8,082)	(13,818)

	(12,044)	(20,592)

	$147,087	$128,162

American Rock Salt Company LLC

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2005	December 31, 2004
Sales
Bulk	$44,041	$26,438
Packaged	1,551	1,169

Total sales	45,592	27,607

Cost of sales
Freight and handling	21,298	11,597
Products	10,728	8,735

	32,026	20,332

Gross income	13,566	7,275
Operating expenses	1,873	1,949

Income from operations	11,693	5,326

Other income (expense)
Interest expense	(3,151)	(2,924)
Other financing charges	(11)	(7)
Other, net	17	3

Total other expense, net	(3,145)	(2,928)

Net income	$8,548	$2,398

AMERICAN ROCK SALT COMPANY LLC

Statement of Changes in Members’ Deficit

For the Three Months Ended December 31, 2005

(Dollars in Thousands)

(Unaudited)

Total
Members’ (deficit) - September 30, 2005	$(20,592)

Net income	8,548

Members’ (deficit) - December 31, 2005	$(12,044)

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2005	December 31, 2004
Cash flows from operating activities
Net income	$8,548	$2,398
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,709	1,585
Depletion	13	13
Amortization of mine acquisition and financing costs	195	194
Changes in
Accounts receivable	(21,517)	(11,497)
Inventory	6,160	348
Prepaid expenses and other assets	169	140
Accounts payable	5,706	(10)
Accrued expenses	340	1,000
Accrued bond interest	2,375	2,375
Borrowings of related party payables	654	260

Net cash provided by (used in) operating activities	4,352	(3,194)

Cash flows from investing activities
Purchase of property and equipment	(2,548)	(1,004)
Purchase of salt deposits and mineral rights	—	—

Net cash used in investing activities	(2,548)	(1,004)

Cash flows from financing activities
Repayments on long-term debt	(698)	(6)
Borrowings on revolving line of credit	2,000	4,420
Increase in Restricted Cash	—	(664)

Net cash provided by financing activities	1,302	3,750

Net increase (decrease) in cash and equivalents	3,105	(448)
Cash and equivalents - beginning of period	2,234	3,102

Cash and equivalents - end of period	$5,340	$2,654

Supplemental Disclosure of Cash Flow Activities
	For the three months ended
	December 31, 2005	December 31, 2004
Cash paid for interest	$777	$524

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2005 included in the Company’s Form 10-K Equivalent. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended December 31, 2005 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

No provision is made for income taxes in the accompanying financial statements as the Company is a limited liability company that elected partnership status. The taxable income or loss and any available credits of the Company are includable on the individual income tax returns of the members.

3.	Long-Term Debt

Long-term debt consisted of the following at:

	December 31, 2005	September 30, 2005
Senior Secured Notes

Senior Secured Notes at December 31, 2005 of $100,000,000, currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the principal amount of the notes at the established price plus accrued and unpaid interest may be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012.

	$100,000	$100,000

Senior Term Loan
Senior Term Loan at December 31, 2005, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 7.25% as of September 30, 2005.	26,575	27,267

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest.	144	150

	126,719	127,417
Less: Current maturities of long-term debt	(2,850)	(2,849)

	$123,869	$124,568

The Company’s bank facility in the aggregate principal amount of $56.6 million, consists of: (a) a $26.6 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

The term loan facility was drawn at the conclusion of litigation with the mine contractor and other parties (see Note 6) and at December 31, 2005 a balance of $26.6 million was outstanding bearing interest at a rate of 7.25%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of December 31, 2005, the Company had $15.70 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $11.3 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and when outstanding bears an interest rate of 7.25%.

4.	Inventory

	December 31, 2005	September 30, 2005
Supplies	$1,138	$1,056
Finished Goods, Salt	25,792	32,034

	26,930	33,090
Less:
Reserve	(37)	(37)

	$26,893	$33,053

Inventory consists of the following at December 31:

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $0.1 million and $0.2 million during the three months ended December 31, 2005 and 2004, respectively. All such fees were included in operating expenses.

Goods and Services

Management and service fees were incurred from certain members or their affiliates of approximately $0.1 million and $0.1 million during the three months ended December 31, 2005 and 2004, respectively. These amounts are included in operating expenses.

Additionally, expenses were incurred from certain members for goods and services of approximately $0.5 million and $0.3 million during the three months ended December 31, 2005 and 2004, respectively. For the three months ended December 31, 2005, approximately $0.4 million of the total $0.5 million is included in cost of sales - products with the remaining balance in operating expenses. For the three months ended December 31, 2004, approximately $0.2 million of the total $0.3 million is included in cost of sales - products with the remaining balance in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $0.9 million and $0.6 million during the three months ended December 31, 2005 and 2004, respectively. These amounts are accrued in related party payables and included in cost of sales - products.

6.	Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or ”FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the ”Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively ”Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. Other terms of the settlement are confidential by agreement of the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending. On October 18, 2005, the Court in which the remaining litigation against Willis and Lloyd’s is pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance. The Company and the EPC Contractor have agreed to a settlement of their claims against Willis and Lloyd’s and are in the process of negotiating the final terms of the settlement documents.

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

The Company cautions readers that any such forward-looking statements made by or on behalf of the Company are based on management’s current expectations and beliefs but are not guarantees of future performance. Actual results could differ materially from those expressed or implied in the forward-looking statements. The factors that could impact the Company include, without limitation:

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

For the quarter ended December 31, 2005, we generated revenues of $45.6 million, and net income of $8.5 million. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Results of Operations

The following table sets forth certain historical financial information for the three months ended December 31, 2005 and 2004. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products, since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q Equivalent.

	For the three months ended
	December 31, 2005	December 31, 2004
Sales
Bulk	$44,041	$26,438
Packaged	1,551	1,169

Total sales	45,592	27,607

Cost of sales
Freight and handling	21,298	11,597
Products	10,728	8,735

	32,026	20,332

Gross income	13,566	7,275
Operating expenses	1,873	1,949

Income from operations	11,693	5,326

Other income (expense)
Interest expense	(3,151)	(2,924)
Other financing charges	(11)	(7)
Other, net	17	3

Total other expense, net	(3,145)	(2,928)

Net income	$8,548	$2,398

Seasonality

We experience a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth calendar quarters and lower during the second and third quarters of each calendar year, resulting in large increases in the accounts receivable and accrued expenses lines on the balance sheet as of December 31, 2005 compared to September 30, 2005. Sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters. Our results of operations for the fiscal year ended September 30 are more representative of trends in our results.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Sales

Total sales for the quarter ended December 31, 2005 of $45.6 million increased $18.0 million, or 65.2%, compared to $27.6 million during the same period in fiscal 2005. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $18.0 million increase is primarily attributed to a 47% increase in sales volume in the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005. This increase in sales volume is attributed to higher demand related to the early onset of winter weather during the quarter ended December 31, 2005. The Company’s average sales price per ton also increased 12% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Gross Income

Gross income for the first quarter of fiscal 2006 of $13.6 million increased by $6.3 million, or 86.3%, compared to $7.3 million for the same period in fiscal 2005. The increase in gross income was primarily attributable to the 47% increase in tonnage sold due to the early onset of winter weather during the quarter ended December 31, 2005 coupled with the 12% increase in average sale price per ton. Combined, total cost of sales for the first quarter of fiscal 2006 increased by $11.7 million, or 57.5%, as compared to the same period in fiscal 2005; while on a percentage of sales basis, total cost of sales declined by 3.4%, due primarily to increased sales volume. The Company’s average cost per ton increased 7.2% during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, yet gross profit per ton increased by 26.2%. The increased gross profit per ton reflects the Company’s continued ability to manage rising freight costs by effectively anticipating such increases and passing them off to customers via increased gross sale prices.

Components of cost of sales changed as follows:

•	Cost of sales - freight and handling for the first quarter of fiscal 2006 increased by $9.7 million or 83.6% as compared to the same period in fiscal 2005. The $9.7 million increase is a result of the significant increase in sales volume as compared to the same period in fiscal 2005 and higher freight costs corresponding to increased shipping costs.

•	Cost of sales - products for the first quarter of fiscal 2006 increased by approximately $2.0 million or 22.8% as compared to the same period in fiscal 2005. The $2.0 million increase is primarily the result of the increase in sales volume in the first quarter of fiscal 2006 as compared to the same period in 2005. Cost of sales - products decreased by 16.4% on a per ton basis due to increased coverage of fixed production costs from the sales volume increase.

Operating Expenses

Operating expenses of $1.9 million for the first quarter of fiscal 2006 decreased by 3.9% when compared with the first quarter of fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses.

Other Income (Expense)

Other expense of $3.1 million for the first quarter of fiscal 2006 increased $0.2 million, or 6.8%, compared to $2.9 million for the same period in fiscal 2004. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. Interest expense totaled $3.1 million for the first quarter of fiscal 2006, for an increase of $0.2 million over the first quarter of fiscal 2005. The increase was due to a slight increase in interest rates.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Additional information regarding our cash flows for the quarter ended December 31, 2005 is provided below.

Operating Activities - Net cash provided by operating activities was $4.4 million for the first three months of fiscal 2006 compared to $3.2 million net cash used during the same period in fiscal 2005. The $7.5 million improvement in operating cash flows is due primarily to the $6.1 million increase in net income for the three months ended December 31, 2005 as compared to the same period in fiscal 2005. The increase in net income for the first three months of fiscal 2006 as compared to the same period in fiscal 2005 was primarily due to a 47% increase in tons sold due to the early onset of winter weather. The increase in net income was offset by a significant increase in accounts receivable corresponding to higher sales volume late in the quarter ended December 31, 2005. NOMI expense accruals are included in our statement of cash flows as borrowings and (repayments) of related party payables. NOMI payments of $0.3 million were made to NOMI holders during the three months ended December 31, 2005. No payments were made to the NOMI holders during the three months ended December 31, 2004.

Investing Activities - Net cash flow used in investing activities for the first three months of fiscal 2006 and 2005 was $2.5 million and $1.0 million, respectively. These cash flows primarily consisted of maintenance-related capital expenditures of $2.5 million and $1.0 million during the three months ended December 31, 2005 and 2004, respectively.

Financing Activities - Net cash provided by financing activities was $1.3 million for the first three months of fiscal 2006 as compared to $3.7 million provided during the same period in fiscal 2005. During the three months ended December 31, 2005, $2.0 million of cash was provided via seasonal borrowing under our revolving credit facility, offset by a principal payment of $0.7 million of long-term debt. During the three months ended December 31, 2004, $4.4 million of cash was provided via seasonal borrowing under our revolving line of credit, offset by the $0.6 million sinking fund payment on the un-drawn $32.1 million term loan.

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

	Three Months Ended December 31,
	2005	2004
Net Income to Members	$8,548	$2,398
Interest Expense	3,151	2,924
Depletion, Depreciation and Amortization	1,917	1,792

EBITDA	13,616	$7,114

Add/Subtract
Interest Expense	(3,151)	(2,924)
Changes in working capital and other assets and liabilities	(6,113)	(7,384)

Net cash provided by (used in) operating activities	$4,352	$(3,194)

Net cash used in investing activities	$(2,548)	$(1,004)

Net cash provided by financing activities	$1,302	$3,750

The following table reconciles EBITDA to net income for the periods indicated (dollars in thousands):

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K Equivalent for the fiscal year ended September 30, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of December 31, 2005 the variable rate was 7.25%. As of December 31, 2005, we had $100.0 million of debt outstanding under our senior secured notes, and $15.7 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $56.6 million, consists of (a) a $26.6 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of December 31, 2005, there was $15.7 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility with approximately $11.3 million of remaining availability thereunder.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Given our current debt structure and assuming an average level of borrowings from our revolving credit facility at variable rates and a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the quarter ended December 31, 2005 would have increased by approximately $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2005 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. Other terms of the settlement are confidential by agreement of the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending. On October 18, 2005, the Court in which the remaining litigation against Willis and Lloyd’s is pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance. The Company and the EPC Contractor have agreed to a settlement of their claims against Willis and Lloyd’s and are in the process of negotiating the final terms of the settlement documents.

In addition, the Company is involved in various routine legal proceedings from time to time. These typically involve commercial claims, personal injury claims, and workers’ compensation claims. While the Company cannot predict the outcome of such proceedings, it does not believe that these proceedings will have a material adverse effect on its business.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors that the Company disclosed in its Annual Report on Form 10-K Equivalent for the fiscal year ended September 30, 2005.

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

February 14, 2006

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