Form 10-Q
period 2006-03-31
AMERICAN ROCK SALT CO LLC
filed 2006-05-11
CIK 1073713

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q Equivalent - Informational

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

(Unaudited)

	March 31, 2006	September 30, 2005
Assets
Current assets
Cash and equivalents	$9,068	$2,234
Accounts receivable, net of reserve for doubtful accounts of approximately $64 at September 30, 2005 and March 31, 2006, respectively	7,019	7,193
Inventory	24,983	33,053
Prepaid expenses	555	687

Total current assets	41,625	43,167
Property and equipment, net	74,916	75,457
Other assets
Salt deposits and mineral rights, net	2,593	2,603
Mine acquisition costs, net	384	388
Financing costs, net of accumulated amortization	6,162	6,547

Total other assets	9,139	9,538

	$125,680	$128,162

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$—	$13,700
Current portion of long-term debt	2,849	2,849
Accounts payable	2,926	3,655
Accrued expenses	1,703	3,621
Related party payables	1,069	361

Total current liabilities	8,547	24,186
Long-term debt, net of current portion	121,314	124,568

Total liabilities	129,861	148,754
Members’ deficit
Class A Units 6,250 units issued and outstanding at March 31, 2006 and September 30, 2005	(1,378)	(6,774)
Class F Units 12,750 units issued and outstanding at March 31, 2006 and September 30, 2005	(2,803)	(13,818)

	(4,181)	(20,592)

	$125,680	$128,162

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Sales
Bulk	$38,463	$63,932	$82,504	$90,370
Packaged	262	697	1,813	1,865

Total sales	38,725	64,629	84,317	92,235

Cost of sales
Freight and handling	16,386	28,566	37,684	40,163
Products	9,919	18,265	20,647	27,000

	26,305	46,831	58,331	67,163

Gross income	12,420	17,798	25,986	25,072
Operating expenses	1,625	2,319	3,498	4,269

Income from operations	10,795	15,479	22,488	20,803

Other income (expense)
Interest expense	(2,933)	(2,986)	(6,084)	(5,910)
Interest Income	37	5	37	5
Other financing charges	(54)	(1)	(65)	(7)
Other, net	2,129	—	2,146	3

Total other expense, net	(821)	(2,982)	(3,966)	(5,909)

Net income	$9,974	$12,497	$18,522	$14,894

AMERICAN ROCK SALT COMPANY LLC

Statement of Changes in Members’ (Deficit)

For the Six Months Ended March 31, 2006

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
Members’ (deficit) - September 30, 2005	$(6,774)	$(13,818)	$(20,592)
Net income	6,093	12,429	18,522
Distribution to members	(697)	(1,414)	(2,111)

Members’ (deficit) - March 31, 2006	$(1,378)	$(2,803)	$(4,181)

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the six months ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities
Net income	$18,522	$14,894
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,490	3,147
Depletion	10	25
Provision for bad debts	—	11
Amortization of mine acquisition and financing costs	389	389
Changes in
Accounts receivable	174	(13,200)
Inventory	8,070	17,390
Prepaid expenses and other assets	132	(59)
Accounts payable	(729)	666
Accrued expenses and bond interest	(1,918)	(17)
Borrowings of related party payables	708	1,934

Net cash provided by operating activities	28,848	25,180

Cash flows from investing activities
Purchase of property and equipment	(2,949)	(1,151)

Net cash used in investing activities	(2,949)	(1,151)

Cash flows from financing activities
Repayments on long-term debt	(3,254)	(12)
Borrowings on revolving line of credit	—	4,420
Repayments on revolving line of credit	(13,700)	(17,170)
Distribution to Members	(2,111)	—
Increase in Restricted Cash	—	(2,162)

Net cash used in financing activities	(19,065)	(14,924)

Net increase in cash and equivalents	6,834	9,105
Cash and equivalents - beginning of period	2,234	3,102

Cash and equivalents - end of period	$9,068	$12,207

	For the six months ended
	March 31, 2006	March 31, 2005
Supplemental Disclosure of Cash Flow Activities
Cash paid for interest	$6,118	$5,839

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2005 included in the Company’s Form 10-K Equivalent. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and six month periods ended March 31, 2006 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

No provision is made for income taxes in the accompanying financial statements as the Company is a limited liability company that elected partnership status. The taxable income or loss and any available credits of the Company are includable on the individual income tax returns of the members.

3.	Long-Term Debt

Long-term debt consisted of the following at:

	March 31, 2006	September 30, 2005
Senior Secured Notes

Senior Secured Notes at March 31, 2006 of $100,000,000, currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the notes at the established price plus accrued and unpaid interest may under certain circumstances be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012.

	$100,000	$100,000
Senior Term Loan
Senior Term Loan at March 31, 2006, currently requiring quarterly principal and interest payments through the final maturity date of March 6, 2014 at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 5.45% as of March 31, 2006.	24,027	27,267
Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest.	136	150

	124,163	127,417
Less: Current maturities of long-term debt	(2,849)	(2,849)

	$121,314	$124,568

On March 7, 2006, the Company amended its bank facility primarily in order to reduce the pricing grid leverage ratio and to eliminate certain financial covenants, as previously reported in the Company’s Current Report on Form 8-K Equivalent filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2006. At March 31, 2006, the Company’s bank facility in the aggregate principal amount of $51.0 million consists of: (a) a $24.0 million term loan facility, and (b) a $27.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 7, 2006. The working capital facility has an initial term of five years commencing March 7, 2006.

The term loan facility was drawn at the conclusion of litigation with the mine contractor and other parties (see Note 6). At March 31, 2006 a balance of $24.0 million was outstanding under this facility bearing interest at a rate of 5.45%.

The working capital facility permits the Company to borrow up to $27.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of March 31, 2006, the Company had $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $19.1 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $27.0 million and when outstanding would bear an interest rate of 5.45% (assuming the rate in effect at March 31, 2006 would apply).

4.	Inventory

Inventory consists of the following:

	March 31, 2006	September 30, 2005
Supplies	$1,164	$1,056
Finished Goods, Salt	23,857	32,034

	25,021	33,090
Less:
Reserve	(38)	(37)

	$24,983	$33,053

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $0.2 million and $0.4 million during the three months ended, and $0.3 million and $0.6 million for the six months ended March 31, 2006 and 2005, respectively. All such fees were included in operating expenses.

Goods and Services

Certain members, or their affiliates, received management and service fees of approximately $0.1 million and $0.1 million during the three months ended, and $0.1 million and $0.1 million for the six months ended March 31, 2006 and 2005, respectively. These amounts are included in operating expenses.

Additionally, certain members, or their affiliates, received payments for goods and services of approximately $0.5 million and $0.4 million during the three months ended, and $1.0 million and $0.7 million for the six months ended March 31, 2006 and 2005, respectively. Of those amounts, the following amounts were included in cost of sales - products: for the three months ended March 31, 2006, approximately $0.4 million; for the three months ended March 31, 2005, approximately $0.4 million; for the six months ended March 31, 2006, approximately $0.9 million; and for the six months ended March 31, 2005, approximately $0.6 million. The remaining amounts not included in cost of sales - products are included in operating expenses.

Financing Costs

Certain costs were incurred from an affiliate of a member for financial advisory fees of approximately $0.1 million for the three months ended, and $0.1 million for the six months ended March 31, 2005. All such amounts are included in operating expenses. No such amounts were incurred for the three or six months ended March 31, 2006.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $1.3 million and $1.6 million during the three months ended, and $2.2 million and $2.1 million for the six months ended March 31, 2006 and 2005, respectively. These amounts are included in cost of sales - products.

6.	Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s”), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. Other terms of the settlement are confidential by agreement of the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending. On October 18, 2005, the court in which the remaining litigation against Willis and Lloyd’s is pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance. The Company and the EPC Contractor have agreed to a settlement of their claims against Willis and Lloyd’s and have negotiated the final terms of the settlement documents. During the quarter ended March 31, 2006, the Company received payment of $2.1 million as final settlement to this litigation. This amount has been included as Other Income in the Statement of Operations for the three and six month period ended March 31, 2006.

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

While winter weather conditions in individual markets can vary from year to year, our target markets in New York and Pennsylvania are generally the most impacted by harsh winter snow and ice conditions and overall demand across the region is relatively stable. Our served markets in New York, Pennsylvania, Ohio and eight other states have an aggregate regional demand for over 9.3 million tons per year of rock salt, and Pennsylvania and New England currently have no operating rock salt mines. The 2005-2006 winter season produced lower salt demand than the historic averages in our market area.

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

For the fiscal year ended September 30, 2005 and for the six months ended March 31, 2006, we generated revenues of $104.6 million and $84.3 million, respectively, and net income of $9.1 million and $18.5 million, respectively. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Results of Operations

The following table sets forth certain historical financial information for the three and six months ended March 31, 2006 and 2005. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products, since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q Equivalent.

	For the three months ended		For the six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Sales
Bulk	$38,463	$63,932	$82,504	$90,370
Packaged	262	697	1,813	1,865

Total sales	38,725	64,629	84,317	92,235

Cost of sales
Freight and handling	16,386	28,566	37,684	40,163
Products	9,919	18,265	20,647	27,000

	26,305	46,831	58,331	67,163

Gross income	12,420	17,798	25,986	25,072
Operating expenses	1,625	2,319	3,498	4,269

Income from operations	10,795	15,479	22,488	20,803

Other income (expense)
Interest expense	(2,933)	(2,986)	(6,084)	(5,910)
Interest Income	37	5	37	5
Other financing charges	(54)	(1)	(65)	(7)
Other, net	2,129	—	2,146	3

Total other expense, net	(821)	(2,982)	(3,966)	(5,909)

Net income	$9,974	$12,497	$18,522	$14,894

Seasonality

We experience a substantial amount of seasonality in salt sales. Sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters. The result of this seasonality is that sales and operating income are generally higher in the first and fourth calendar quarters and lower during the second and third calendar quarters of each calendar year, resulting in large increases in accounts receivable and accrued expenses on the balance sheet as of March 31 of each year compared to September 30 of each year. For the quarter ended March 31, 2006, accounts receivable and accrued expenses did not follow historical seasonality patterns as a result of the unusually warm and dry winter weather during that period. Our results of operations for the fiscal year ended September 30 are more representative of trends in our results.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales

Total sales for the quarter ended March 31, 2006 of $38.7 million decreased $25.9 million, or 40.1%, compared to $64.6 million during the same period in fiscal 2005. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $25.9 million decrease is primarily attributed to a 43.8% decrease in sales volume offset by a 6.6% increase in sales prices in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. This decrease in sales volume is the direct result of current seasonal weather patterns which resulted in winter weather being milder and drier than it had in the quarter ended March 31, 2005. This quarter comparison volume decrease is further distorted by the better than normal winter weather patterns experienced for the quarter ended March 31, 2005. For this reason, the six month results provided in this Form 10-Q Equivalent are a better illustration of the 2005 and 2006 winter seasons.

Gross Income

Gross income of $12.4 million for the second quarter of fiscal 2006 decreased by $5.4 million, or 30.2%, compared to $17.8 million for the same period in fiscal 2005. The decrease in gross income was primarily attributable to the 43.8% decrease in tonnage sold as discussed above under “Sales”, offset by the 6.6% price increase referred to above. Cost of sales on a per ton basis was comparable between quarters enabling the 24.0% increase in gross income on a per ton basis.

Components of cost of sales changed as follows:

•	Cost of sales - freight and handling for the three months ended March 31, 2006 decreased by $12.2 million or 42.6% as a result of an overall decrease in tonnage sold offset by an overall increase in freight costs on a per ton basis.

•	Cost of sales - products for the three months ended March 31, 2006 decreased by $8.3 million or 45.7% corresponding to the overall decrease in tons sold including a 3.5% reduction in the cost per ton of products sold demonstrating the favorable impact of controlling costs of production as sales volume declined.

Operating Expenses

Operating expenses of $1.7 million for the second quarter of fiscal 2006 decreased by $0.7 million, or 29.9%, as compared to $2.3 million for the same period in fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The $0.7 million decrease in operating expenses was primarily attributable to a decrease in legal and consulting fees as a result of the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q Equivalent.

Other Income (Expense)

Other expense of $0.8 million for the second quarter of fiscal 2006 decreased $2.2 million, or 72.5%, as compared to $3.0 million for the same period in fiscal 2005. Other expense consists primarily of interest expense of $2.9 million on our credit facility and other related financing charges, which decreased by $0.1 million, or 2.9%, offset by the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q Equivalent.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Sales

Total sales for the six months ended March 31, 2006 of $84.3 million decreased $7.9 million, or 8.6%, as compared to $92.2 million during the same period in fiscal 2005. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $7.9 million decrease was attributable primarily to a 16.5% decrease in tonnage sold offset by a 9.5% increase in sales price per ton. The decrease in tonnage sold was due to milder and drier winter weather conditions in the three months ended March 31, 2006, as compared to the same three month period in 2005.

Gross Income

Gross income for the six months ended March 31, 2006 of $26.0 million increased by $0.9 million, or 3.6%, compared to $25.1 million for the same period in fiscal 2005. The increase in gross income was attributable to the increase in sales price per ton as well as the 8.3% per ton reduction in cost of sales products referred to below. The increased sales price per ton and the reduction in production costs more than offset the increased fuel costs.

Components of cost of sales changed as follows:

•	Cost of sales - freight and handling for the six months ended March 31, 2006 decreased by $2.5 million or 6.2%. This includes a 12.5% increase in cost per ton due to increased fuel prices, offset by a 14.8% decrease in tons shipped.

•	Cost of sales - products for the six months ended March 31, 2006 decreased $6.4 million or 23.5%. The decrease is primarily attributable to the 16.5% decrease in tons sold offset by an overall reduction of 8.3% per ton in cost of sales-products as a result of managing production costs as sales volumes declined.

Operating Expenses

Operating expenses of $3.5 million for the six months ended March 31, 2006 decreased $0.8 million, or 18.0%, as compared to $4.3 million for the same period in fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The decrease in operating expenses for the six months ended March 31, 2006 is primarily attributable to a decrease in legal and consulting fees as a result of the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q Equivalent.

Other Income (Expense)

Other expense of $4.0 million for the first six months of fiscal 2006 decreased $1.9 million, or 32.9%, as compared to $5.9 million for the same period in fiscal 2005. Other expense consists primarily of interest expense of $6.0 million on our credit facility and other related financing charges, which increased by $0.1 million, or 2.4%, offset by the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q Equivalent.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Additional information regarding our cash flows for the six month period ended March 31, 2006 is provided below.

Operating Activities - Net cash provided by operating activities was $28.8 million for the first six months of fiscal 2006 compared to $25.2 million in net cash provided during the same period in fiscal 2005. Net cash provided by operating activities during the six months ended March 31, 2006 increased primarily due to a $3.6 million increase in net income; a $0.2 million decrease in receivables due to the lower sales volume as compared to a $13.2 million increase during the six months ended March 31, 2005; and an $8.0 million decrease in inventory for the six months ended March 31, 2006 as compared to a $17.4 million decrease during the six months ended March 31, 2005. Net working capital increased $14.1 million during the first six months of fiscal 2006 as compared to a $17.3 million increase during the first six months of 2005.

Investing Activities - Net cash flow used in investing activities for the first six months of fiscal 2006 and 2005 was $2.9 million and $1.2 million, respectively. These cash flows primarily consisted of maintenance-related capital expenditures of $2.9 million and $1.2 million during the six months ended March 31, 2006 and 2005, respectively.

Financing Activities - Net cash used in financing activities was $19.1 million for the first six months of fiscal 2006 as compared to $14.9 million used during the same period in fiscal 2005. During the six months ended March 31, 2006, $12.7 million of cash was provided via seasonal borrowing under our revolving line of credit, offset by $15.7 million in repayments under our revolving line of credit and $3.2 million in principal payments under our term loan facility. Sinking fund and excess cash flow payments made between October 1, 2004 and March 31, 2005 under the credit facility totalled $2.2 million and were shown on the March 2005 balance sheet as restricted cash. As a result of the settlement of the EPC Contractor litigation, the sinking fund balance was applied against the term loan under our credit facility in June 2005 and there is no longer a requirement for a sinking fund payment under our credit facility.

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

The following table reconciles EBITDA to net income and net cash provided (used in) by operating activities, the most directly comparable GAAP financial measures, for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Income to Members	$9,974	$12,497	$18,522	$14,894
Interest Expense	2,933	2,987	6,084	5,910
Depletion, Depreciation and Amortization	1,987	1,769	3,889	3,561

EBITDA	14,894	17,253	$28,495	$24,365

Add/Subtract
Interest Expense	(2,933)	(2,987)	(6,084)	(5,910)
Changes in working capital and other assets and liabilities	12,534	14,108	6,437	6,725

Net cash provided by (used in) operating activities	$24,495	$28,374	$28,848	$25,180

Net cash used in investing activities	($401)	($148)	($2,949)	($1,151)

Net cash provided by financing activities	($20,366)	$2,336	($19,065)	($14,924)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K Equivalent for the fiscal year ended September 30, 2005.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of March 31, 2006 the variable rate was 5.45%. As of March 31, 2006, we had $100.0 million of debt outstanding under our senior secured notes, and $24.0 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $51.0 million, consists of (a) a $24.0 million term loan facility, and (b) a $27.0 million working capital facility. The working capital facility permits us to borrow up to $27.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of March 31, 2006, there was $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility with approximately $19.1 million of remaining availability thereunder.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Given our current debt structure and assuming an average level of borrowings from our revolving credit facility at variable rates and a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the quarter ended March 31, 2006 would have increased by approximately $0.3 million.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. Other terms of the settlement are confidential by agreement of the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending. On October 18, 2005, the court in which the remaining litigation against Willis and Lloyd’s is pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance. The Company and the EPC Contractor have agreed to a settlement of their claims against Willis and Lloyd’s and negotiated the final terms of the settlement documents. During the quarter ended March 31, 2006, the Company received payment of $2.1 million as final settlement to this litigation. This amount has been included as Other Income in the Statement of Operations for the three and six month period ended March 31, 2006.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5.	OTHER INFORMATION

Nothing to report.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q Equivalent:

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Credit Agreement by and among American Rock Salt Company, LLC, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K Equivalent filed on March 8, 2006, and incorporated by reference herein).

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 11, 2006

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Credit Agreement by and among American Rock Salt Company, LLC, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K Equivalent filed on March 8, 2006, and incorporated by reference herein).

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)