Form 10-K/A
period 2005-09-30
AMERICAN ROCK SALT CO LLC
filed 2006-10-24
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K /A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☐    NA  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒    Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer                                                    ☐  Accelerated filer                                                   ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: Because the registrant is privately held and there is no public trading market for the registrant’s equity securities, the registrant is unable to calculate the aggregate market value so held.

EXPLANATORY NOTES

American Rock Salt Company LLC (the “Company”) is not required to file reports under the Securities Exchange Act of 1934, as amended. This Form 10-K/A is only being filed for informational purposes pursuant to the indenture governing the Company’s 9 1/2% Senior Secured Notes due 2014.

As a result of recent correspondence with the staff of the Securities and Exchange Commission (the “SEC”), the Company, with the concurrence of the Company’s Board of Managers, concluded in September 2006 to change its method of amortizing its mine development costs from the straight line method to the units-of-production method. This filing reflects, among other things, the retrospective application of the new method to all periods presented.

This Amendment No. 1 to the Company’s Annual Report on Form 10-K (this “Form 10-K/A”) for the fiscal year ended September 30, 2005, initially filed with the SEC on December 27, 2005 (the “Original Filing”), is being filed to reflect the retrospective application of the Company’s new method of amortizing its mine development costs. This change affects the Company’s Balance Sheets at September 30, 2005 and September 30, 2004 and its Statements of Operations, Statements of Changes in Members’ Equity (Deficit) and Statements of Cash Flows for each of the fiscal years ended September 30, 2005, September 30, 2004, and September 30, 2003. The Company has elected to change its mine development cost amortization to the units-of-production method, instead of a 20-year amortization life as the Company had previously used. The Company has adopted Statement of Financial Accounting Standards No. 154 (“FAS 154”), effective as of October 1, 2005, and in accordance therewith, retrospectively applied the change in amortization approach as a change in accounting principle to the financial statements included in this Form 10-K/A. For a more detailed description of the change in accounting principle, see Note 2, “Summary of Significant Accounting Policies – Fixed Assets and Depreciation” to the accompanying financial statements. In addition, the Company has added language to Item 3, Legal Proceedings, to further describe the Company’s litigation settlement and to the “Liquidity and Capital Resources” section of the Management’s Discussion and Analysis of Financial Condition and Results of Operation included in this Form 10-K/A to further describe the nature of a restricted cash item referred to in that discussion.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by this Form 10-K/A. However, this Form 10-K/A amends only Items 6, 7 and 8 of Part II of the Original Filing, in each case to reflect, and solely as a result of, the revisions referred to above, and, except as noted above, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 15 of Part IV of this Form 10-K/A has been amended to include the currently-dated certifications from the Company’s Co-Chief Executive Officers and its Chief Financial Officer. The updated certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 31.3 and 31.4, respectively. The letter from the Company’s independent registered public accounting firm regarding the change in accounting principle is included in the Company’s Form 10-Q for the period ended June 30, 2006, and is incorporated by reference herein.

American Rock Salt Company LLC

Part I

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K/A contains forward looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements, expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in the section entitled “Management’s Discussion and Analysis - Risk Factors” below and elsewhere in this Form 10-K/A. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Management’s Discussion and Analysis - Risk Factors.” These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K/A.

MARKET SHARE, RANKING, AND INDUSTRY DATA

We obtained the market and competitive position data used throughout this Form 10-K/A from our own research, surveys, or studies conducted by third parties and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data. Similarly, we believe our internal research is reliable but it has not been verified by any independent sources.

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

Our principal customers are government agencies that purchase rock salt for ice control on public roadways. Our served market area encompasses New York, Pennsylvania, Ohio and eight other states. New York and Pennsylvania accounted for approximately 79% of our sales for fiscal year 2005. From fiscal year 2001 to 2003, we increased our sales volume from 1.0 million tons to 3.2 million tons, and increased our revenues from $29.1 million to $95.5 million. This increase in sales corresponded to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding, and distribution while reducing freight costs, we have successfully maintained our 3.2 million tons sales volumes while increasing revenues and gross income from $95.5 million and $26.7 million, respectively, in fiscal 2003 to $104.6 million and $30.6 million in fiscal 2005. For the upcoming 2005-2006 season we expect our awarded tonnage to marginally increase as compared to the prior two winter’s seasons. Over the past eight winters, through September 30, 2005, we have on average sold approximately 102% of our awarded tonnage. No single customer accounted for more than 5% of our annual sales during fiscal year 2005.

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

In January 1997, American Rock Salt was formed and the Company’s founding members entered into a $4.2 million asset purchase agreement with Akzo to acquire the assets related to our mine. The assets consisted primarily of mining and environmental permits, surface acreage, mineral rights and mineral rights options, certain mining equipment and certain business information and records (consisting principally of all project related surveys, geological exploration studies, engineering reports, construction drawings, and design plans). Management believes it purchased these assets at a significant discount to their original cost. The Company did not acquire any interest in the Retsof mine when it acquired mineral and mine rights from Akzo.

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

Construction of our mine began in November 1998. The work was performed by a joint venture of Frontier-Kemper Contractors, Inc. and Flatiron Construction, LLC (together, the “EPC Contractor”) under a fixed-price (subject to limited exceptions), turnkey engineering, procurement and construction contract (the “EPC Contract”). The EPC Contract was originally valued at approximately $70.7 million plus related costs of approximately $1.0 million. The EPC Contract did not include any of the mobile mining equipment necessary to operate our mine, which was separately purchased by the Company. Our mine was turned over to the Company in December 2001. Through August 2002, the management of the Company made modifications to improve the mine fine-tuned its processes, and ramped-up production.

Mineral Rights

We currently own or have the rights to approximately 10,000 acres, of which more than 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas located within that one-mile radius, we believe that we have approximately 176,000,000 tons of proven mineral rights. We pay a royalty related to the acquisition of mineral rights of 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. The consistency and quality of the underlying salt deposit has been verified by numerous geological surveys performed by Akzo and its predecessors. As part of the verification of the salt reserves and of the mining permit application process, the consulting firm of Alpha Geosciences, Inc. was retained by Akzo to conduct the geologic exploration program for the mine and to provide geologic logs of holes drilled to establish the thickness, depth, continuity, and quality of the salt reserves.

We are currently mining the B6 Salt Seam, which averages over 19 feet in thickness over the more than 8,000 acres of mineral rights owned by the Company within a one-mile radius of our drill holes and equates to approximately 300 million tons of salt reserves. This is the same seam that was mined continuously for over 110 years at the Retsof mine. To ensure mine working stability, an average of approximately six feet of salt in total is left in place in the mine’s roof and floor, and with a 60% extraction ratio in the production areas, the remaining 40% is retained as solid permanent pillars. The remaining 180 million tons of salt equal the future mineable reserves. Based on tests conducted to date, exploratory results, and the quality control measures discussed below, and further based on mining history within the region of our mine, management believes that all of such reserves meet applicable industry standards, including standards requiring an average sodium chloride (NaCl) content of over 97%. A total of 12.3 million tons have been extracted through September 30, 2005, leaving approximately 55 years of mineable reserves at a constant production rate of 3.0 million tons per year. Depletion of salt deposits and mineral rights occurs as the minerals are extracted, based on units of production and engineering estimates of total reserves. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by the Company with the reasonable expectation of reliably operating the mine on a long-term basis. The above estimates are based solely on data extrapolated from areas located within a one-mile radius of our drill holes. We also own approximately 2,000 additional acres of mineral rights beyond that one-mile radius. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by Akzo, its predecessors, and a third-party engineering firm suggest that our salt reserves most closely resemble proven reserves and we have therefore classified our reserves as proven reserves.

We have established Quality Assurance/Quality Control (QA/QC) measures to ensure that our products meet the specifications of the customers we serve. Among other things, we conduct random sample testing on a daily basis to determine the physical properties, chemical properties, and moisture content of our salt. This testing is designed to ensure that our salt meets customer standards and the industry standards published by ASTM International, including standards related to sodium chloride (NaCl) content.

Production Method

We use the drill and blast mining method at our mine. Rooms are mined in a planned pattern by undercutting, drilling, and blasting. An undercutter cuts a horizontal slot or kerf along the floor of the advancing room to provide a free face for blasting. A drilling rig drills a series of holes into the face and an ammonium nitrate-fuel oil mixture is pneumatically packed into the holes. The room is then blasted, creating a “muck” pile of salt ready to be transported to underground crushing and screening stations. Large mining vehicles move the blasted salt to conveyor belts which transport the salt to an underground screening plant, where further crushing and screening, if necessary, takes place. After crushing and screening, salt is automatically hoisted to the surface where it is directly loaded into railcars or trucks, or added to an on-site stockpile for later truck shipment. We believe that we have one of the most automated systems in the industry. After salt is placed on the conveyor belt, the processing and loading functions are completely automated. We believe that the mine and the operating equipment are maintained in good working condition.

Seasonality

The “salting” season runs primarily from October to March with the highest demand in December, January, and February. Consumption of highway deicing rock salt is impacted by the severity of winter weather. While it is true that individual snow storms with large accumulations require a great deal of salt, numerous small snow and ice storms tend to require more salt. For example, we believe that a 2-inch snowstorm requires nearly as much salt as a 6-inch storm. It is the type of storm that dictates the frequency of application and the total amount of salt needed. In addition, freezing rain and ice storms also require substantial amounts of salt.

Marketing and Distribution

Bid Market

Our principal customers are states, counties, and municipalities that purchase bulk salt for ice control on public roadways. Annual supply contracts generally are awarded on the basis of lowest price of tendered bids once the purchaser is assured that the minimum requirements for purity, service, and delivery can be met. The bid market eliminates the need for us to invest significant time and effort in marketing and advertising or to have a large direct sales force or network of dealers or distributors.

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

We sell to our target markets by distributing approximately half of our salt by direct truck shipments from our mine to customers in western New York and western Pennsylvania, while distributing approximately half by railcar to our 22 stockpiles which serve the rest of New York and Pennsylvania and the nine other states where we have sales. The concentrated demand period for rock salt, limited customer storage facilities and delivery distance considerations necessitate off-site stockpiles in order to deliver rock salt within 3-5 days of an order. The Company currently operates 22 such off-site stockpiles and plans to add one additional stockpile in the next 12 months. The Company currently operates a fleet of approximately 1,000 railcars on a year-round basis to transport the salt from our mine to our stockpiles. In addition, we are located adjacent to Interstate 390 and have on-site rail loading capabilities and ready access to three Class A long-haul rail lines.

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

Item 3

Legal Proceedings

The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s”), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. The Company paid a total of $10 million to the EPC Contractor, including $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor and the last invoice dated December 2001 totaling $1.0 million, both of which had been previously recorded as accrued liabilities on the Company’s balance sheet. The remaining $4.8 million of the settlement payment was for additional mine construction expenditures and was also recorded on June 30, 2005 as capitalized mine development costs. The Company agreed to share with the EPC Contractor one-half of any payment received by the Company in connection with its claims against Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas and Lloyd’s U/W at London, Sponsoring Syndicates, third party defendants in the action (the “Willis parties”). Other terms of the settlement are confidential by agreement of the parties. The settlement also freed the Company from any further obligation under a $32.1 million bond the Company posted as security to discharge a mechanic’s lien the EPC Contractor had filed against the Hampton Corners Salt Mine arising out of the dispute between the parties. The claims against the Willis parties were settled on February 27, 2006 for $4,175,000.00, one half of which was retained by the Company and one-half of which was paid over to the EPC Contractor, both net of litigation expenses, pursuant to the terms of the original settlement.

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

Item 6

Selected Financial Information

The following table presents selected financial information. The historical financial information for the years ended September 30, 2005, 2004, 2003, 2002, and 2001 is derived from our audited financial statements which have been revised for the retrospective application of the change in accounting principle for the amortization of mine development costs as discussed in Note 2 in the accompanying financial statements.

The information included in this table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and accompanying notes thereto included elsewhere in this Form 10-K/A.

	Fiscal Years Ended September 30, As Adjusted(3)
	2005	2004	2003	2002	2001
Income Statement Data:
Total sales	$104,613	$96,502	$95,520	$41,894	$29,119
Cost of sales - Freight and handling	46,006	42,417	42,955	15,457	11,390
Cost of sales - Products	28,054	25,556	25,816	12,359	14,343
Total cost of sales	74,060	67,973	68,771	27,816	25,733
Gross income	30,553	28,529	26,749	14,078	3,386

Operating expenses	8,234	6,634	6,073	4,970	3,985

Other income (expense):
Interest expense	(11,399)	(8,021)	(4,362)	(4,812)	(2,954)
Other Interest	—	(2,679)	—	—	—
Interest income	95	124	160	69	231
Other financing charges	(12)	(152)	(73)	(627)	3
Other, net	12	12	70	260	—

Net income (loss) to members(1)	11,015	11,179	16,471	3,998	(3,319)

Balance Sheet Data:

Cash and equivalents	$2,234	$3,102	$9,097	$2,503	$3,501
Property and equipment, net	84,263	81,011	82,488	83,732	83,581
Total assets	135,955	125,293	120,195	112,919	101,803
Long term debt, including current portion	127,417	100,173	64,367	72,559	78,280
Total debt	141,117	112,923	76,747	86,009	84,060
Members’ equity (deficit)	(12,798)	249	30,471	14,000	10,002

Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$6,475	$14,100	$18,245	$(1,756)	$(8,017)
Cash flows used in investing activities	(12,725)	(3,321)	(2,295)	(3,287)	(14,918)
Cash flows provided by (used in) financing activities	5,382	(16,774)	(9,356)	4,045	24,275

Other Financial Data:
Capital expenditures	$2,725	$2,673	$2,741	$3,247	$5,337
Ratio of earnings to Fixed Charges(2)	1.82	1.91	3.95	1.64	—

(1)	Because we are a limited liability company that has elected to be treated as a partnership for tax purposes, all of our profits and losses are allocated to our members and the Company is not subject to a taxation on those amounts.
(2)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of net income before fixed charges (the company does not incur income taxes). Fixed charges consist of interest expense including the amortization of deferred debt issuance costs, the amortization of capitalized interest, and the interest component of our operating rents. This computation has been adjusted from the version that was included in the Company’s Registration Statement on Form S-4 for the fiscal years ended 2003 to use Net Income(Loss) as the basis for the computation of earnings. This adjustment reduced the ratio of earnings to fixed charges from 5.29 fiscal years 2003, and increased the amount that earnings were insufficient to cover fixed charges by $2.1 million for fiscal year 2001.
(3)	As discussed in footnote 2 to the financial statements, in September 2006, the Company changed the method of amortizing mine development costs to a units-of-production method, which change has been retroactively applied. The Income Statement impacts of the change were to reduce cost of sales-products by $1,934, $2,036, $2,919, $873, and $31 for the fiscal years 2005, 2004, 2003, 2002, and 2001, respectively, with corresponding increases to Net Income to members for each year. The change had no impact on total operating cash flows.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section. You should read the following discussion with the section entitled “Risk Factors” and the financial statements and notes thereto included elsewhere in this annual report on Form 10-K/A.

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

From fiscal year 2001 to 2003, we increased our sales volume from 1.0 million tons to 3.2 million tons, and our revenues from $29.1 million to $95.5 million. This increase in sales corresponded to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding, and distribution while reducing freight costs, we have successfully maintained our 3.2 million ton sales volumes while increasing revenues and gross income from $95.5 million and $26.7 million, respectively, in fiscal 2003 to $104.6 million and $30.6 million in fiscal 2005. For the 2005-2006 season, we expect our awarded contract tonnage to marginally increase as compared to the prior two winter seasons. Over the past eight winters, through September 30, 2005, we have on average sold approximately 102% of our awarded volume.

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

Salt Deposits, Mineral Rights, and Mine Development Costs

Salt deposits and mineral rights are underground reserves with respect to which the Company has extraction rights. Mine Development Costs are primarily underground assets used in the production of salt with amortization lives linked to the quantity of available production reserves. Depletion of salt deposits and mineral rights and amortization of mine development costs occur as the minerals are extracted based on units of production and engineering estimates of total reserves. As such, our mineral rights interests include estimates of probable mineral reserves. As such, the carrying values, depletion and amortization expense charges for these assets are dependent upon estimates of proven mineral reserves. The impact of revisions to our reserve estimates is recognized on a prospective basis.

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

Results of Operations

The following table sets forth certain historical financial information for the fiscal years ended September 30, 2005 2004, and 2003 which have been adjusted as discussed in footnote 2 to the accompanying financial statements. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis of the business trends.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-K/A.

	2005	2004	2003
	As Adjusted(1)
Sales
Bulk	$102,639,106	$93,554,096	$92,866,508
Packaged	1,973,506	2,948,103	2,653,180

Total sales	104,612,612	96,502,199	95,519,688

Cost of sales
Freight and handling	46,006,339	42,417,385	42,954,926
Products	28,053,439	25,556,298	25,815,657

	74,059,778	67,973,683	68,770,583

Gross income	30,552,834	28,528,516	26,749,105
Operating expenses	8,233,752	6,633,907	6,072,840

Income from operations	22,319,082	21,894,609	20,676,265

Other income (expense)
Interest expense	(11,399,210)	(8,020,965)	(4,362,006)
Other interest	—	(2,679,307)	—
Interest income	95,101	123,514	159,861
Other financing charges	(12,014)	(151,579)	(73,028)
Other, net	12,250	12,307	69,678

Total other expense	(11,303,873)	(10,716,030)	(4,205,495)

Net income	$11,015,209	$11,178,579	$16,470,770

(1)	As discussed in footnote 2 to the financial statements, in September 2006, the Company changed the method of amortizing mine development costs to a units-of-production method, which change has been retroactively applied. The Income Statement impacts of the change were to reduce cost of sales-products by $1,934, $2,036 and $2,919 for the fiscal years 2005, 2004, and 2003 respectively, with corresponding increases to net income to members for each year. The change had no impact on total operating cash flows.

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

Gross Income

Gross income of $30.6 million for fiscal 2005 increased $2.0 million, or 7.1%, compared to $28.5 million for fiscal 2004. This increase was primarily due to the higher sales revenue. The increase in cost of sales is the result of a change in the mix of tons sold directly from the mine versus tons sold from stockpiles, as well as increased fuel and shipping charges and the slight sales volume increase. For the year ended September 30, 2005, the sales mix shifted so that more than 50% of sales were from stockpiles, as compared to our recent historical 50/50 split. The change in mix occurs as a result of the location of winter weather activity across our geographic market area. Cost of sales are higher for salt sold from stockpiles due to the additional freight, handling, and storage fees, so that costs of sales increase if a greater proportion of stockpile salt is sold. In the highway deicing salt industry, gross margins are typically lower on average for stockpile salt, as the increased gross sales prices obtainable for such salt often do not cover all of the increased logistical expenses. However, as a result of continuing improvements in our logistical capabilities, the gross income per ton of salt sold from stockpiles has been steadily increasing. Gross income per ton of salt sold from stockpiles for fiscal 2005 increased by 16.8% over the prior fiscal year, reaching its highest point in our history, and has for the first time exceeded the gross income per ton of salt sold locally from the mine. Combined, total cost of sales increased by $6.1 million, or 9.0%, as compared to fiscal 2004. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for fiscal 2005 of $46.0 million increased $3.6 million, or 8.5%, as compared to fiscal 2004. The $3.6 million increase is the result of the greater proportion of sales from stockpiles during fiscal 2005 as discussed above, combined with increased fuel and freight charges. As evidenced by the increase in gross income, we were successful in covering the increased fuel and freight charges via a combination of increased gross sales prices going into the 2004-2005 season, as well as successfully passing along certain fuel and freight increases to some customers during the season pursuant to surcharge provisions under our awarded contracts.

•	Cost of sales – products for fiscal 2005, totaled $28.1 million and increased by $2.5 million, or 9.8%, as compared to fiscal 2004. The cost of sales – products on a per ton basis increased by approximately 7.9% as compared to the fiscal year ended September 30, 2004, reflecting increased labor, health insurance costs and maintenance related charges.

Operating Expenses

Operating expenses of $8.2 million for fiscal 2005 increased $1.6 million, or 24.2%, compared to $6.6 million for fiscal 2004. Operating expenses primarily consist of selling, general, and administrative expenses, miscellaneous overhead, and non-production related depreciation and amortization expenses. This increase is primarily attributable to a $0.6 million increase for legal and consulting fees related to the FKF litigation with respect to which the Company reached a settlement on June 30, 2005 (see Note 8 to our audited financial statements appearing elsewhere in this Form 10-K/A), $0.2 million of increased stockpile expenses, increased amortization of $0.3 million for capitalized financing costs arising out of our March 17, 2004 refinancing, with the remainder attributable to increased operating overhead.

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

Sales

Total sales of $96.5 million for the fiscal year ended September 30, 2004 increased $1.0 million, or 1.0%, compared to $95.5 million during fiscal 2003. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $1.0 million increase is due to a 2.5% increase in average sales price per ton, offset by a 1.4% decrease in sales volumes. The increased average sales price per ton for the fiscal year ended September 30, 2004 is due to a more favorable mix of shipments to customers with higher salt prices resulting from harsher weather conditions in areas with higher sales prices per ton as compared to the mix of shipments in fiscal 2003.

Gross Income

Gross income of $28.5 million for fiscal 2004 increased $1.8 million, or 6.6%, compared to $26.8 million for fiscal 2003. This increase was attributable primarily to the higher sales revenue coupled with a 1.2% decrease in costs of sales. Combined, total cost of sales decreased by $0.8 million, or 1.2%, as compared to fiscal 2003. Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for the fiscal year ended September 30, 2004 of $42.4 million decreased slightly by $0.5 million, or 1.2%, as compared to fiscal 2003. Cost of sales – freight and handling decreased for the fiscal year ended September 30, 2004 despite the increase in average gross sales prices. Typically, freight charges increase along with sales prices, as the price of salt generally increases as the distance from a salt mine increases. Ordinarily, there is some margin erosion associated with greater shipping distances as freight and handling increases are not fully recovered by the increased sales prices. However, as a result of our logistics improvement initiatives, we were successful in delivering salt at higher average gross sales prices while limiting the corresponding shipping cost increases, thereby contributing significantly to the 6.6% increase in gross income.

•	Cost of sales – products for the fiscal year ended September 30, 2004, totaled $25.5 million and decreased by $0.3 million, or 1.0%, as compared to fiscal 2003. The cost of sales – products on a per ton basis increased by approximately 0.5% as compared to the fiscal year ended September 30, 2003, reflecting cost efficiencies gained from the mine having achieved full production capacity.

Operating Expenses

Operating expenses of $6.6 million for fiscal 2004 increased $0.6 million, or 9.2%, compared to $6.1 million for fiscal 2003. Operating expenses primarily consist of selling, general, and administrative expenses, miscellaneous overhead, and non-production related depreciation and amortization expenses. This increase is primarily attributable to the $0.4 million increase for legal fees related to the ongoing FKF litigation (see Note 8 to our audited financial statements appearing elsewhere in this Form 10-K/A), with the remainder primarily attributable to increased operating overhead.

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

Fiscal Year Ended September 30, 2005, Compared to Fiscal Year Ended September 30, 2004

Operating Activities. Net cash provided by operating activities was $6.5 million for fiscal 2005 compared to $14.1 million for fiscal 2004. Cash flow from operations has decreased primarily due to an increase in accounts receivables of $3.6 million as well as an increase in inventory of $6.9 million. Taken together, positive net working capital has increased to $18.0 million at September 30, 2005 from $9.0 million at September, 30, 2004.

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

The decrease in restricted cash is a result of the application of our term loan sinking fund. Our 2004 refinancing included a $32.1 million term loan that was used in support of the then ongoing litigation with the EPC Contractor arising out of the development of our mine. Prior to its conversion to a term loan, the quarterly principal payments due were held in a sinking fund and were accordingly reported as restricted cash. Upon settlement of the litigation, the $27.3 million draw on the term loan was net of the release of the $1.3 million balance in the restricted cash account at September 30, 2004 and additional payments made to the sinking fund in the current period.

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

Fiscal Year Ended September 30, 2004, Compared to Fiscal Year Ended September 30, 2003

Operating Activities. Net cash provided by operating activities was $14.1 million for fiscal 2004 compared to $18.2 million for fiscal 2003. Cash flow from operations has decreased primarily due to a decrease in net income of $5.3 million. The decrease in net income was due to an increase in earnings offset by increased interest expense of $3.8 million resulting from the new financing arrangement entered into in March 2004, prepayment penalties of $1.9 million, the write-off of the $0.8 million of financing costs capitalized under the prior financing agreement, and increased NOMI expense of $0.5 million.

Investing Activities. Net cash flow used by investing activities for fiscal 2004 and 2003 was $3.3 million and $2.3 million, respectively. These cash flows primarily consisted of maintenance-related capital expenditures of $2.7 million during each of the fiscal years ended September 30, 2004 and 2003, respectively. In addition, we invested $0.7 million and $0.1 million in the exercise of our options to purchase additional salt deposit rights in fiscal 2004 and 2003, respectively. The Company is also entitled to various grants from governmental agencies, which provide assistance in connection with construction of certain facilities. These programs are described in more detail in footnote 9 of the notes to our audited financial statements included elsewhere in this Form 10-K/A. The Company received proceeds of $0.3 million under one of these programs in fiscal 2003. No such grant proceeds were received in fiscal 2004.

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

The following table reconciles net income to EBITDA for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Twelve Months Ended September 30,
	2005	2004	2003
	As Adjusted(1)
Net Income to Members	$11,015	$11,179	$16,471
Interest Expense	11,399	8,021	4,362
Other Interest	—	2,679	—
Depletion, Depreciation and Amortization	5,083	5,011	3,847

EBITDA	$27,497	$26,890	$24,680

Add/Subtract
Interest Expense	(11,399)	(8,021)	(4,362)
Other Interest	—	(2,679)	—
(Gain) Loss on sale or disposal of asset	—	(7)	32
Changes in working capital and other assets & liabilities	(9,623)	(2,083)	(2,105)

Net cash provided by operating activities	$6,475	$14,100	$18,245

Net cash (used in) investing activities	$(12,725)	$(3,321)	$(2,295)

Net cash provided by (used in) financing activities	$5,382	$(16,774)	$(9,356)

(1)	As discussed in footnote 2 to the financial statements, in September 2006, the Company changed the method of amortizing mine development costs to a units-of-production method, which change has been retroactively applied. The Income Statement impacts of the change were to reduce cost of sales-products by $1,934, $2,036 and $2,919 for the fiscal years 2005, 2004, and 2003 respectively, with corresponding increases to net income to members for each year. The change had no impact on total operating cash flows.

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

Risk Factors

You should carefully consider the following risks and all of the information set forth in this annual report on Form 10-K/A. The risks facing our Company are not limited to those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

The demand for our products changes seasonally and is dependent upon weather conditions.

Our business is highly seasonal, with operating results varying from quarter to quarter. The “salting” season runs primarily from October through March, with the highest demands in December, January, and February. During our history, we have generated approximately 76% of our sales during the months of December through March, when the need for highway deicing is at its peak. We need to produce and stockpile sufficient highway deicing salt during the remainder of the year to meet estimated demand for the winter season.

Consumption of highway deicing salt is impacted by the severity of winter weather, including the number of snow storms and the accumulations associated with those storms. Weather conditions which impact our highway deicing product line include levels of temperature, precipitation, snow days, and duration and timing of snowfall in our relevant geographic markets. Lower than expected sales during this period could have a material adverse effect on the timing of our cash flows and therefore our ability to service our obligations with respect to our indebtedness.

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

Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at ongoing operations, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to our operations may require substantial capital expenditures and may have a material adverse effect on our business, financial condition, and results of operations.

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

The business of salt mining is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labor disputes, unusual or unexpected geological conditions, changes in the regulatory environment and natural phenomena such as earthquakes, earth movement, and floods. Such occurrences could result in damage or impairment to, or destruction of, mineral properties or production facilities, personal injury or death, property or environmental damage, delays in mining, business interruption, monetary losses, and legal liability. While insurance is not commonly available for all these risks, we do maintain insurance against risks that are typical and reasonably insurable in the salt mining industry and in amounts that we believe to be reasonable but which will contain limits, deductibles, exclusions, and endorsements. There can be no assurance that the coverage and amount of insurance will be sufficient for the needs of the Company.

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

If we default on our bank facility or our senior secured notes, the proceeds from the sale of the collateral may not be sufficient to satisfy in full our obligations under the bank facility and the notes. An intercreditor agreement sets forth the relative rights to the collateral of the lenders under the bank facility and the holders of the senior secured notes. Proceeds from the sale of the collateral will be used first to satisfy obligations under the bank facility and, thereafter, the senior secured notes. The lenders under the bank facility will have the sole ability to control foreclosure and sale of the collateral. The amount to be received upon such a sale would depend upon numerous factors, including, among others, the timing, manner, and ability to sell the collateral in an orderly sale, the condition of the collateral, the condition of the national and local economies, the availability of buyers and similar factors. The book value of the collateral should not be relied upon as a measure of realizable value for such assets. By their nature, portions of the collateral are illiquid and may have no readily ascertainable market value. Accordingly, there can be no assurance that the collateral could be sold in a short period of time or that the proceeds obtained therefrom would be sufficient to pay all amounts owing under the bank facility and the senior secured notes.

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

The right of the trustee to repossess and dispose or otherwise exercise remedies in respect of the collateral securing the senior secured notes upon the occurrence of an event of default is likely to be significantly impaired by applicable bankruptcy law if a bankruptcy proceeding were to be commenced by or against us prior to the trustee having repossessed and disposed of the collateral or otherwise completed the exercise of its remedies with respect to the collateral. Under the United States Bankruptcy Code, a secured creditor such as the trustee is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from such debtor, without bankruptcy court approval. Moreover, the Bankruptcy Code permits the debtor to continue to retain and to use collateral even though the debtor is in default under the applicable debt instruments if the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral securing the obligations owed to it and may include cash payments or the granting of additional security, if and at such times as the bankruptcy court in its discretion determines, for any diminution in the value of such collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the lack of a precise definition of the term “adequate protection” and the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the senior secured notes could be delayed following commencement of a bankruptcy case, whether or when the trustee could repossess or dispose of the collateral or whether or to what extent holders of the senior secured notes would be compensated for any delay in payment or loss of value of the collateral through the requirement of “adequate protection.” Furthermore, if a bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes; holders of the senior secured notes would hold “under-secured claims.” Applicable federal bankruptcy laws do not permit the payment or accrual of interest, costs, and attorney’s fees for “under-secured claims” during a debtor’s bankruptcy case.

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

The trustee’s ability to foreclose on the collateral securing the notes may be subject to lack of perfection, the consent of third parties, prior liens, and practical problems associated with the realization of the trustee’s lien on the collateral.

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

Our ability to make payments on and to refinance our indebtedness, including our senior secured notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, climate, and other factors that are beyond our control.

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

As discussed in Note 2 to the financial statements, the Company retrospectively changed its method for amortizing mine development costs, and has adjusted its financial statements for all periods to reflect this change.

PricewaterhouseCoopers LLP

Rochester, NY

December 22, 2005 except Note 2,

as to which the date is October 24, 2006

American Rock Salt Company LLC

Balance Sheets

September 30, 2005 and 2004

	2005	2004
	As Adjusted (See Note 2)
Assets
Current assets
Cash and equivalents	$2,233,866	$3,101,779
Restricted cash	—	1,328,126
Accounts receivable, net of reserve for doubtful accounts of approximately $72,000 and $64,000 in 2005 and 2004 respectively	7,192,780	3,632,455
Inventory, net	32,039,685	25,142,023
Prepaid expenses	687,323	717,795

Total current assets	42,153,654	33,922,178
Property and equipment, net	84,263,151	81,011,121
Other assets
Salt deposits and mineral rights, net	2,603,100	2,646,683
Mine acquisition costs, net	388,108	394,734
Financing costs, net of accumulated amortization of approximately $771,000 and $395,000 in 2005 and 2004 respectively	6,547,178	7,317,825

Total other assets	9,538,386	10,359,242

	$135,955,191	$125,292,541

Liabilities and Member’s Equity
Current liabilities
Revolving line of credit	$13,700,000	$12,750,000
Current portion of long-term debt	2,849,444	23,854
Accounts payable	3,655,410	3,459,164
Accrued expenses	3,620,696	4,063,368
Mine construction retention	—	4,160,001
Related party payables	360,600	436,965

Total current liabilities	24,186,150	24,893,352
Long-term debt, net of current portion	124,567,223	100,149,742

Total liabilities	148,753,373	125,043,094
Members’ equity (deficit)
Class A Units, 6,250 units issued and outstanding at September 30, 2005 and 2004	(4,209,960)	82,057
Class F Units, 12,750 units issued and outstanding at September 30, 2005 and 2004	(8,588,222)	167,390

	(12,798,182)	249,447

	$135,955,191	$125,292,541

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Operations

Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
	As Adjusted (See Note 2)
Sales
Bulk	$102,639,106	$93,554,096	$92,866,508
Packaged	1,973,506	2,948,103	2,653,180

Total sales	104,612,612	96,502,199	95,519,688

Cost of sales
Freight and handling	46,006,339	42,417,385	42,954,926
Products	28,053,439	25,556,298	25,815,657

	74,059,778	67,973,683	68,770,583

Gross income	30,552,834	28,528,516	26,749,105
Operating expenses	8,233,752	6,633,907	6,072,840

Income from operations	22,319,082	21,894,609	20,676,265

Other income (expense)
Interest expense	(11,399,210)	(8,020,965)	(4,362,006)
Other interest	—	(2,679,307)	—
Interest income	95,101	123,514	159,861
Other financing charges	(12,014)	(151,579)	(73,028)
Other, net	12,250	12,307	69,678

Total other expense	(11,303,873)	(10,716,030)	(4,205,495)

Net income	$11,015,209	$11,178,579	$16,470,770

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Changes in Members’ Equity (Deficit)

Years Ended September 30, 2005, 2004 and 2003

	Class A Units	Class F Units	Total
	As Adjusted (See Note 2)
Members’ equity - September 30, 2002, as reported	$4,307,984	$8,788,287	$13,096,271
Cumulative effect of change in accounting principle	297,349	606,479	$903,828
Net income	5,418,060	11,052,710	$16,470,770

Members’ equity - September 30, 2003	$10,023,393	$20,447,476	$30,470,869
Net income	3,677,194	7,501,385	$11,178,579
Distribution to members	(13,618,530)	(27,781,471)	$(41,400,001)

Members’ equity (deficit) - September 30, 2004	$82,057	$167,390	$249,447
Net income	3,623,453	7,391,756	$11,015,209
Distribution to members	(7,915,470)	(16,147,368)	$(24,062,838)

Members’ equity (deficit) - September 30, 2005	$(4,209,960)	$(8,588,222)	$(12,798,182)

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Cash flows

Years Ended September 30, 2005, 2004 and 2003

	2005	2004	2003
	As Adjusted (See Note 2)
Cash flows from operating activities
Net income	$11,015,209	$11,178,579	$16,470,770
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	4,262,041	4,134,820	3,690,835
Depletion	43,583	48,333	40,223
Provision for bad debts	25,000	35,628	50,000
Provision for inventory		—	(36,556)
Amortization of mine acquisition and financing costs	777,273	828,061	115,598
(Gain)/Loss on sale or disposal of equipment		(7,217)	32,295
Changes in
Accounts receivable	(3,585,325)	2,384,456	(5,176,399)
Inventory	(6,897,662)	(6,080,084)	3,217,009
Prepaid expenses	30,472	(71,421)	(320,305)
Accounts payable	196,246	1,401,913	(768,518)
Accrued expenses	607,830	246,632	929,935

Net cash provided by operating activities	6,474,667	14,099,700	18,244,887

Cash flows from investing activities
Proceeds on sale or disposal of equipment		25,000	261,169
Mine development expenditures	(10,000,000)	—	—
Purchase of property and equipment	(2,724,574)	(2,672,699)	(2,741,101)
Purchase of salt deposits and mineral rights		(673,271)	(72,013)
Grant proceeds		—	256,765

Net cash (used in) investing activities	(12,724,574)	(3,320,970)	(2,295,180)

Cash flows from financing activities
Borrowings on long-term debt	27,934,810	(64,193,634)	(8,191,328)
(Repayments) on long-term debt	(691,739)
Payment of financing costs		(7,713,051)	—
Borrowings on revolving line of credit	18,120,000	18,180,000	20,310,000
Repayments on revolving line of credit	(17,170,000)	(17,810,000)	(21,380,000)
Issuance of senior secured notes		100,000,000	—
Distribution to Members	(24,062,838)	(41,400,001)	—
Decrease/(Increase) in restricted cash	1,328,126	(1,328,126)	—
(Repayments) borrowings of related party payables	(76,365)	(2,508,987)	(94,505)

Net cash provided by (used in) financing activities	5,381,994	(16,773,799)	(9,355,833)

Net increase (decrease) in cash and equivalents	(867,913)	(5,995,069)	6,593,874
Cash and equivalents - beginning of year	3,101,779	9,096,848	2,502,974

Cash and equivalents - end of year	$2,233,866	$3,101,779	$9,096,848

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Notes to Financial Statements

For the years ended September 30, 2005, 2004 and 2003

1.	The Company

American Rock Salt Company LLC (the “Company”) primarily sells bulk rock salt for use in deicing roads. The Company bids on supply contracts for salt produced at the Hampton Corners Mine to be provided to State Departments of Transportation and local municipalities as well as industrial consumers throughout the Northeastern United States. The Company was formed on January 30, 1997, construction of the Hampton Corners Mine began in November 1998, and it was substantially completed in December 2001. The Company steadily increased sales as production and distribution capacity came online during a ramp-up phase in fiscal 2001 and 2002. The Company attained full operating capacity during fiscal 2003.

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

Fixed Assets and Depreciation

The Company concluded in September 2006 to change its method of amortizing its mine development costs from the straight line method to the units-of-production method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, the Company retrospectively adjusted its financial statements for all periods to reflect such change.

Mine development costs, primarily underground assets used in the production of salt, had a gross total of $69.8 million as of September 30, 2005 and are included on the Company’s balance sheet in property and equipment, net. Under the prior accounting method, these assets had been amortized over a 20 year life on a straight line basis. Under the units-of-production method, the assets are amortized based on the tons of salt extracted compared to the total tons of proven salt reserves. The new accounting method is preferable because it better reflects the usage patterns of these assets, links their estimated useful lives to the life of the Company’s proven salt reserves, and is the industry predominant accounting practice for similar assets.

The Company believes it had approximately 8,120 acres of proven salt reserves with approximately 176,000,000 tons of proven salt reserves prior to mining activity. The financial impact of this accounting change is a reduction of annual amortization expense as the mine development assets are effectively amortized over a longer useful life. Under SFAS 154, the financial statement impact is applied retrospectively to all periods presented. The following table presents the Company’s net income and certain balance sheet data as previously reported using the 20-year amortization life and as adjusted using the units-of-production method.

	Fiscal Years Ended September 30,
	2005	2004	2003
	(dollars in thousands)
Net income, as previously reported	$9,081	$9,143	$13,552
Reduced amortization impact	1,934	2,036	2,919

Net income, as adjusted	$11,015	$11,179	$16,471

	2005	2004
Inventory, as previously reported	$33,053	$26,020
Reduced amortization impact	(1,013)	(878)

Inventory, as adjusted	$32,040	$25,142

	2005	2004
Property and equipment, as previously reported	$75,457	$74,275
Reduced amortization impact	8,806	6,736

Property and equipment, as adjusted	$84,263	$81,011

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

Property and Equipment

Property and equipment is stated at cost and is depreciated over its estimated useful life using the straight-line method. Major renewals and betterments are capitalized. Mine development costs consist of materials, labor, engineering, and consulting costs incurred to construct the mine and are being amortized on a units-of-production method. Also, costs related to the construction of the production and service shafts are included in mine development costs. Any grant receipts related to the purchase or construction of a long-lived asset has been recognized as an offset to the carrying amount of such asset. Maintenance, repairs, and minor renewals are expensed as incurred. When properties are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts.

Depreciable lives are as follows:

Buildings	20 - 40 years
Mine development costs	176,000,000 tons
Land improvements	15 years
Conveyors	10 years
Processing equipment	3 - 10 years
General mining equipment	7 - 10 years
Mobile mining equipment	5 - 10 years
Furniture and fixtures	5 - 7 years
Vehicles	3 - 5 years
Computers and peripheral equipment	3 - 5 years

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

Supplemental Disclosure of Cash Flow Activities

Supplemental information regarding cash flow activities for the year ended September 30:

	2005	2004	2003
Cash paid for interest	$11,593,107	$9,438,658	$6,507,595

3.	Inventory

Inventory consists of the following at September 30:

	2005	2004
	As Adjusted (See Note 2)
Supplies	$1,056	$778
Finished Goods, Salt	31,021	24,401

	32,077	25,179
Less:
Reserve	(37)	(37)

	$32,040	$25,142

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

4.	Property and Equipment

Property and equipment consisted of the following at September 30:

	2005	2004
	As Adjusted (See Note 2)
Land	$672,701	$672,701
Buildings	3,290,421	3,276,541
Land improvements	2,874,288	2,606,157
Conveyors	5,977,323	5,680,180
Processing equipment	4,996,309	4,656,002
General mining equipment	4,236,778	3,851,824
Mobile mining equipment	8,366,560	6,965,704
Furniture and fixtures	30,720	30,720
Vehicles	296,234	231,497
Computers and peripheral equipment	714,914	658,188
Mine development costs	69,812,948	65,023,449
Mine development in progress	120,923	223,084

	101,390,119	93,876,047
Less: Accumulated Depreciation	(17,126,968)	(12,864,926)

	$84,263,151	$81,011,121

5.	Leases

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

Future minimum rental payments under operating leases with non-cancelable terms in excess of one year are as follows.

	Property	Equipment	Total
2006	$216,165	$3,936,314	$4,152,479
2007	7,200	3,849,961	3,857,161
2008	72,000	3,820,586	3,892,586
2009	54,000	3,280,820	3,334,820
2010	—	3,258,175	3,258,175
Thereafter	—	19,428,789	19,428,789

	$349,365	$37,574,645	$37,924,010

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, and 2004 and 2003

6.	Long-Term Debt

Long-term debt consisted of the following at September 30:

	2005	2004
Senior Secured Notes
Senior Secured Notes at September 30, 2005 of $100,000,000, requiring semiannual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.5%. Prior to March 15, 2007, 35% of the aggregate principal amount of the notes at the established price plus accrued and unpaid interest may be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes redeemable at a redemption price of 104.75%, to be adjusted to 100% by March 15, 2012	100,000,000	100,000,000

Senior Term Loan
Senior Term Loan at September 30, 2005, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 6.75% as of September 30, 2005	27,266,936

Promissory note payable to the Empire State Development
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	149,731	173,596

	127,416,667	100,173,596
Less: Current maturities of long-term debt	(2,849,444)	(23,854)

	$124,567,223	$100,149,742

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

Goods and Services

Certain members, or their affiliates, received management and services fees of approximately $294,000, $294,000, and $232,000 during fiscal 2005, 2004, and 2003, respectively. These amounts are included in operating expenses.

Additionally, certain members or their affiliates, received payments for goods and services of approximately $1,473,000, $1,526,000, and $701,000 during fiscal 2005, 2004, and 2003, respectively. In fiscal 2005, approximately $1,142,000 of the total $1,473,000 is included in cost of sales – products with the remaining balance in operating expenses. In fiscal 2004, approximately $1,170,000 of the total $1,526,000 is included in cost of sales – products with the remaining balance in operating expenses. In fiscal 2003, approximately $428,000 of the total $701,000 is included in cost of sales – products with the remaining balance in operating expenses.

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

Non-operating Mineral Interests (“NOMIs”)

Certain members receive NOMIs related to the acquisition of mineral rights equal to 2.5 percent of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $2,396,000, $2,166,000, and $1,695,000 during 2005, 2004, and 2003, respectively. These amounts are included in cost of sales–products.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2005, 2004 and 2003

8.	Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company is involved in litigation with Frontier-Kemper Constructors, Inc. and The Company has been involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s”), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor, and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. Other terms of the settlement are confidential by agreement of the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending. On October 18, 2005, the Court in which the remaining litigation against Willis and Lloyd’s is pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance. The next phase of the litigation will focus on the Company’s damages. A trial on the damages the Company is entitled to collect against Willis is expected in 2006. The Company and the EPC Contractor have agreed to a settlement of their claims against Lloyd’s and are in the process of negotiating the final terms of the settlement documents.

Update (unaudited)

In July 2005, the Company paid a total of $10 million to the EPC Contractor, including $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor and the last invoice dated December 2001 totaling $1.0 million, both of which had been previously recorded as accrued liabilities on the Company’s balance sheet. The remaining $4.8 million of the settlement payment was for additional mine construction expenditures and was also recorded on June 30, 2005 as capitalized mine development costs. The Company agreed to share with the EPC Contractor one-half of any payment received by the Company in connection with its claims against Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas and Lloyd’s U/W at London, Sponsoring Syndicates, third party defendants in the action (the “Willis parties”). Other terms of the settlement are confidential by agreement of the parties. The settlement also freed the Company from any further obligation under a $32.1 million bond the Company posted as security to discharge a mechanic’s lien the EPC Contractor had filed against the Hampton Corners Salt Mine arising out of the dispute between the parties. The claims against the Willis parties were settled on February 27, 2006 for $4,175,000.00, one-half of which was retained by the Company and one-half of which was paid over to the EPC Contractor, both net of litigation expenses, pursuant to the terms of the original settlement.

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

Transportation and Gas Service Agreement with New York State Electric and Gas Corporation

On December 31, 1998, the Company entered into a seven-year Transportation and Gas Service Agreement with New York State Electric and Gas Corporation (“NYSEG”) to purchase the transportation of natural gas energy commencing November 11, 1999. The Company is required to purchase the transportation of 585,000 therms per year. In the event that the requirement is not met, the Company is obligated to pay $.10 per therm for each therm under 585,000. The Company was required to pay approximately $30,000, $32,000, and $25,000 to meet its required minimums under this agreement during fiscal 2005, 2004, and 2003, respectively.

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

None.

Part III

Item 10

Directors and Executive Officers of the Registrant

The following table sets forth information with respect to our Managers, executive officers, and key employees as of September 30, 2005:

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

Messrs. Bucci, Buerman, and Cohen are parties to a voting agreement which limits the ability of any such person to vote on any changes to the Company’s operating agreement which would have the effect of removing any party to the voting agreement from the Executive Committee or amending the rules for voting for Class F Managers.

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

Donald B. Holman is the Company’s Vice President, Marketing. He is responsible for developing and executing the Company’s marketing and distribution strategy. Mr. Holman’s industry experience includes 33 years in various facets of the salt business including governmental bidding, distribution, and market research. Mr. Holman joined International Salt Company (later acquired by Akzo Nobel) in 1970. In 1974, Mr. Holman became Manager of Highway Bidding of Akzo Nobel and in 1984 became General Planning Manager for its Highway/Chemical Division. Mr. Holman joined the Company upon its formation in January 1997.

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

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation
Joseph Bucci, Vice Chairman, Operations, Vice President, Real Estate and Co-Chief Executive Officer(1),(2)	2005 2004 2003	$109,992 109,992 36,664	$65,000 65,000 25,000	$98,000 98,000 52,167

Gunther Buerman, Chairman and Co-Chief Executive Officer(1)	2005 2004 2003	— — —	— — $25,000	$98,000 98,000 52,167

Neil Cohen, Vice Chairman, Finance and Marketing and Co-Chief Executive Officer(1)	2005 2004 2003	— — —	— — $25,000	$98,000 98,000 52,167

E. Philip Saunders, Chief Executive Officer(3)	2005 2004 2003	— — 120,000	$32,500 32,500 31,500	$48,000 48,000 —

Donald Holman, Vice President Marketing(4)	2005 2004 2003	$135,205 124,030 122,440	$35,000 35,000 32,500	$6,379 3,750 4,076

Raymond Martel, Chief Financial Officer(4)	2005 2004 2003	$104,507 96,863 95,443	$22,500 72,500 32,500	$ 8,213 5,081 3,838

(1)	Effective as of September 1, 2003, Messrs. Bucci, Buerman, and Cohen collectively serve as Chief Executive Officer for the Company. Amounts included in “Other Annual Compensation” for Messrs. Bucci, Buerman and Cohen represent fees paid to such persons for service as a member of the Executive Committee and service as Co-Chief Executive Officer.
(2)	Effective June 1, 2003 and ending in September 2005, Mr. Bucci also served as plant manager for the company.
(3)	Effective September 1, 2003, Mr. Saunders resigned as chief executive officer. He remains a Class A Manager and a consultant to the Company. Amounts included in “Other Annual Compensation” for Mr. Saunders represent consulting fees paid to Mr. Saunders for services rendered since his resignation.
(4)	Amounts included in “Other Annual Compensation” for Messrs. Holman and Martel represent employer matching Contributions under the Company’s 401(k) plan.

Membership Unit Plan

The Company has established a Membership Unit Plan under which it may grant the right to purchase up to 1,000 Class E Units to certain employees and executive officers of the Company. The purchase price for any Units issued under the plan is to be determined by the Board of Managers at the time of the award, but may not be less than the greater of $2,000 or the fair market value of the Unit on that date. The Company has certain repurchase rights with respect to Units issued under the plan, with repurchase rights lapse at a rate of 25% per year beginning with the first anniversary of the issuance of Units under the plan. As of the date of this Form 10-K/A, the Company had not made any awards under this plan.

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

General Contractor Services

Walter Parkes, an honorary member of the Company’s Board of Managers, is the President of O’Connell Electric Company, which provides general contractor services to the Company on as as-needed basis. The Company incurred fees payable to O’Connell Electric Company of approximately $29,000, $191,000, and $48,000 during fiscal 2005, 2004, and 2003, respectively.

Richard A. Ash, a member of ARSC, LLC, which is a Class A Member of the Company, is the President of C.P. Ward, Inc., which provides general contractor services to the Company on an as-needed basis. The Company incurred fees payable to C.P. Ward of approximately $12,000, $121,000, and $20,000 during fiscal 2005, 2004, and 2003, respectively.

E. Philip Saunders, a Class A member and Manager of the Company, who is also the former Chief Executive Officer of the Company, is the Chairman of the Board of Griffith Energy, Inc., which provides general contractor services to the Company on an as-needed basis. The Company incurred approximately $756,000, $572,000, and $487,000 in fees payable to Griffith Energy, Inc. during fiscal 2005, 2004, and 2003, respectively.

Transportation Services

C. Wesley Gregory, III, a Class A Member and Manager of the Company, is a member and manager of WeCare Transportation LLC, which provides transportation services to the Company on an as-needed basis. The Company incurred approximately $283,000, $230,000, and $75,000 in fees payable to WeCare Transportation LLC during fiscal 2005, 2004, and 2003, respectively.

Real Estate Brokerage Services

Joseph G. Bucci, one of the founders of the Company and a member of the Executive Committee, is the founder and owner of Bucci Real Estate, a company which provides real estate brokerage services to the Company. The Company incurred fees payable to Bucci Real Estate of approximately $0, $0, and $4,185 during fiscal 2005, 2004, and 2003, respectively.

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

Lease of Certain Facilities

The Company leases administrative and bagging facilities from Retsof Realty LLC, an entity owned by certain members of the Company. The Company began leasing these facilities during fiscal 2003 at a rate of $35,376 per year, and paid Retsof Realty LLC rent in the amounts of $35,000, $35,000, and $15,000 for fiscal 2005, 2004, and 2003, respectively.

Miscellaneous

The Company has incurred certain additional costs from several related parties for various goods and services in the amount of approximately $179,000, $236,000, and $512,000 in fiscal 2005, 2004, and 2003, respectively.

Item 14

Principal Accountant Fees and Services

PricewaterhouseCoopers LLP is the Company’s independent registered public accounting firm. A summary of the services provided by PricewaterhouseCoopers LLP for the years ended September 30, 2005 and 2004 are as follows (in thousands):

	2005	2004
Audit Fees (1)	$139,071	$109,380
Tax Fees (2)	10,558	5,987
Other Fees (3)		192,705

	$149,629	$308,072

(1)	Related to services for the annual financial statement audits included in our Annual Reports on Form 10-K Equivalent quarterly reviews for the financial statements included in our Quarterly Reports on Form 10-Q Equivalent, reviews of registration statements and other SEC filings, and procedures performed for comfort letters.
(2)	Related to fees for professional services rendered regarding tax compliance, tax advice, or tax planning.
(3)	Related to services rendered in connection with the issuance of our senior secured notes. This amount was capitalized under deferred financing costs on the balance sheet.

The Company’s Audit Committee has not adopted any policies or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing audit, tax, and non-audit services and has concluded that such services are compatible with PricewaterhouseCoopers LLP’s role as the Company’s independent registered public accounting firm.

Part IV

Item 15 Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements and supplementary data required by this Item 15 are set forth below:

(b)	None.

(c)	The following exhibits are filed as part of this report on Form 10-K/A:

Exhibit No.	Description of Exhibit
3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

18.1	Letter from Independent Registered Public Accounting Firm re Change in Accounting Principle (filed as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein)

24.1	Powers of Attorney (included on page 59 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 24, 2006

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel,
Chief Financial Officer
(Principal Financial Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Neil L. Cohen as his true and lawful attorney-in-fact, with full power of substitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K/A, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents with full power and authority to do so and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date
By:	* Joseph G. Bucci	Vice Chairman, Operations, Executive Committee Member and Manager (Co-Principal Executive Officer)	October 24, 2006

By:	* Gunther K. Buerman	Chairman, Executive Committee Member and Manager (Co-Principal Executive Officer)	October 24, 2006

By:	/s/ Neil L. Cohen Neil L. Cohen	Vice Chairman, Finance and Marketing, Executive Committee Member and Manager (Co-Principal Executive Officer)	October 24, 2006

By:	* Charles T. Collins	Manager	October 24, 2006

By:	C. Wesley Gregory III	Manager

By:	Gregory O’Connell	Manager

By:	John M. Odenbach, Jr.	Manager

By:	* E. Philip Saunders	Manager	October 24, 2006

By:	* Thomas Terry, Jr.	Manager	October 24, 2006

* /s/ Neil L. Cohen

Neil L. Cohen, as Attorney-in-Fact

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

18.1	Letter from Independent Registered Public Accounting Firm re Change in Accounting Principle (filed as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein)

24.1	Powers of Attorney (included on page 59 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement