Form 10-Q/A
period 2005-12-31
AMERICAN ROCK SALT CO LLC
filed 2006-10-24
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q/A

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: N/A

AMERICAN ROCK SALT COMPANY LLC

(Exact Name of Registrant as Specified in its Charter)

New York	16-1516458
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

3846 Retsof Road, Retsof, New York	14539
(Address of Principal Executive Offices)	(Zip Code)

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

EXPLANATORY NOTES

American Rock Salt Company LLC (the “Company”) is not required to file reports under the Securities Exchange Act of 1934, as amended. This Form 10-Q/A is only being filed for informational purposes pursuant to the indenture governing the Company’s 9 1/2% Senior Secured Notes due 2014.

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

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q (this “Form 10-Q/A”) for the fiscal quarter ended December 31, 2005, initially filed with the SEC on February 14, 2006 (the “Original Filing”), is being filed to reflect the retrospective application of the Company’s new method of amortizing its mine development costs. This change affects the Company’s Balance Sheets at December 31, 2005 and September 30, 2005 and its Statements of Operations, Statements of Changes in Members’ Equity (Deficit) and Statements of Cash Flows for each of the fiscal quarters ended December 31, 2005 and December 31, 2004. The Company has elected to change its mine development cost amortization to the units-of-production method, instead of a 20-year amortization life as the Company had previously used. The Company has adopted Statement of Financial Accounting Standards No. 154 (“FAS 154”), effective as of October 1, 2005, and in accordance therewith, retrospectively applied the change in amortization approach as a change in accounting principle to the unaudited financial statements included in this Form 10-Q/A. For a more detailed description of the change in accounting principle, see Note 2, “Basis of Presentation and Accounting Change” to the accompanying unaudited financial statements. In addition, the Company has added language to the unaudited financial statements and Item 1 of

Part II of this Form 10-Q/A to further describe the Company’s litigation settlement.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by this Form 10-Q/A. However, this Form 10-Q/A amends only Items 1 and 2 of Part I of the Original Filing, in each case to reflect, and solely as a result of, the revisions referred to above, and, except as noted above, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 6 of Part II of this Form 10-Q/A has been amended to include the currently-dated certifications from the Company’s Co-Chief Executive Officers and its Chief Financial Officer. The updated certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 31.3 and 31.4, respectively. The letter from the Company’s independent registered public accounting firm regarding the change in accounting principle is included in the Company’s Form 10-Q for the period ended June 30, 2006, and is incorporated by reference herein.

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

(Unaudited)

	December 31, 2005	September 30, 2005
	As Adjusted (See Note 2)
Assets
Current assets
Cash and equivalents	$5,340	$2,234
Accounts receivable, net of reserve for doubtful accounts of approximately $64 at September 30, 2005 and December 31, 2005, respectively	28,710	7,193
Inventory	26,186	32,040
Prepaid expenses	518	687

Total current assets	60,754	42,154
Property and equipment, net	85,612	84,263
Other assets
Salt deposits and mineral rights, net	2,590	2,603
Mine acquisition costs, net	386	388
Financing costs, net of accumulated amortization	6,354	6,547

Total other assets	9,330	9,538

	$155,696	$135,955

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$15,700	$13,700
Current portion of long-term debt	2,850	2,849
Accounts payable	9,361	3,655
Accrued expenses	3,565	3,225
Accrued Bond Interest	2,771	396
Related party payables	1,015	361

Total current liabilities	35,262	24,186
Long-term debt, net of current portion	123,869	124,567

Total liabilities	159,131	148,753

Members’ deficit
Class A Units 6,250 units issued and outstanding at December 31, 2005 and September 30, 2005	(1,130)	(4,210)
Class F Units 12,750 units issued and outstanding at December 31, 2005 and September 30, 2005	(2,305)	(8,588)

	(3,435)	(12,798)

	$155,696	$135,955

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2005	December 31, 2004
	As Adjusted (See Note 2)
Sales
Bulk	$44,041	$26,438
Packaged	1,551	1,169

Total sales	45,592	27,607

Cost of sales
Freight and handling	21,298	11,597
Products	9,913	8,260

	31,211	19,857

Gross income	14,381	7,750
Operating expenses	1,873	1,949

Income from operations	12,508	5,801

Other income (expense)
Interest expense	(3,151)	(2,924)
Interest income	—	—
Other financing charges	(11)	(7)
Other, net	17	3

Total other expense, net	(3,145)	(2,928)

Net income	$9,363	$2,873

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ Deficit

For the Three Months Ended December 31, 2005

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
	As Adjusted (See Note 2)
Members’ deficit - September 30, 2005	$(4,210)	$(8,588)	$(12,798)
Net income	3,080	6,283	9,363

Members’ deficit - December 31, 2005	$(1,130)	$(2,305)	$(3,435)

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2005	December 31, 2004
	As Adjusted (See Note 2)
Cash flows from operating activities
Net income	$9,363	$2,873
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,200	1,074
Depletion	13	13
Amortization of mine acquisition and financing costs	195	194
Changes in
Accounts receivable	(21,517)	(11,497)
Inventory	5,854	384
Prepaid expenses and other assets	169	140
Accounts payable	5,706	(10)
Accrued expenses	340	1,000
Accrued bond interest	2,375	2,375
Borrowings of related party payables	654	260

Net cash (used in) provided by operating activities	4,352	(3,194)

Cash flows from investing activities
Purchase of property and equipment	(2,549)	(1,004)
Purchase of salt deposits and mineral rights	—	—

Net cash used in investing activities	(2,549)	(1,004)

Cash flows from financing activities
Repayments on long-term debt	(697)	(6)
Borrowings on revolving line of credit	2,000	4,420
Increase in Restricted Cash	—	(664)

Net cash provided by financing activities	1,303	3,750

Net (decrease) increase in cash and equivalents	3,106	(448)
Cash and equivalents - beginning of period	2,234	3,102

Cash and equivalents - end of period	$5,340	$2,654

Supplemental Disclosure of Cash Flow Activities
	For the three months ended
	December 31, 2005	December 31, 2004
Cash paid for interest	$777	$524

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

2. Basis of Presentation and Accounting Change

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2005 included in the Company’s Form 10-K/A . In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended December 31, 2005 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

The Company concluded in September 2006 to change its method of amortization of its mine development costs from the straight line method to the units-of-production method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, the Company retrospectively adjusted its financial statements for all periods to reflect such change.

Mine development costs, primarily underground assets used in the production of salt, had a gross total of $69.8 million as of December 31, 2005 and are included on the Company’s balance sheet in property and equipment, net. Under the prior accounting method, these assets had been amortized over a 20 year life on a straight line basis. Under the units-of-production method, the assets are amortized based on the tons of salt extracted compared to the total tons of proven salt reserves. The new accounting method is preferable because it better reflects the usage patterns of these assets, links their estimated useful lives to the life of the Company’s proven salt reserves, and is the industry predominant accounting practice for similar assets.

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

	Three months ended
	December 31, 2005	December 31, 2004
Net income, as previously reported	$8,548	$2,398
Reduced amortization impact	$815	$475

Net income, as adjusted	$9,363	$2,873

	December 31, 2005	September 30, 2005
Inventory, as previously reported	$26,893	$33,053
Reduced amortization impact	(707)	(1,013)

Inventory, as adjusted	$26,186	$32,040

Property and equipment, as previously reported	$76,296	$75,457
Reduced amortization impact	9,316	8,806

Property and equipment, as adjusted	$85,612	$84,263

3. Long-Term Debt

Long-term debt consisted of the following at:

	December 31, 2005	September 30, 2005
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

	100,000	100,000

Senior Term Loan
Senior Term Loan at December 31, 2005, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 7.25% as of December 31, 2005	26,575	27,266

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	144	150

	126,719	127,416
Less: Current maturities of long-term debt	(2,850)	(2,849)

	$123,869	$124,567

The Company’s bank facility in the aggregate principal amount of $56.6 million, consists of: (a) a $26.6 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004. As of December 31, 2005, the Company had outstanding borrowings of $15.7 million under its working capital line of credit with approximately $11.3 million of remaining availability thereunder.

The term loan facility was drawn at the conclusion of litigation with the mine contractor and other parties (see Note 6) and at December 31, 2005 a balance of $26.6 million was outstanding bearing interest at a rate of 7.25%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of December 31, 2005, the Company had $15.7 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $11.3 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and when outstanding bears an interest rate of 7.25%.

4. Inventory

Inventory consists of the following at December 31, 2005

	December 31, 2005	September 30, 2005
	As Adjusted (See Note 2)
Supplies	$1,138	$1,056
Finished Goods, Salt	25,085	31,021

	26,223	32,077
Less:
Reserve	(37)	(37)

	$26,186	$32,040

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

Additionally, expenses were incurred to certain members for goods and services of approximately $0.5 million and $0.3 million during the three months ended December 31, 2005 and 2004, respectively. For the three months ended December 31, 2005, approximately $0.4 million of the total $0.5 million is included in cost of sales—products with the remaining balance in operating expenses. For the three months ended December 31, 2004, approximately $0.2 million of the total $0.3 million is included in cost of sales - products with the remaining balance in operating expenses.

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

Update

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company or persons acting on behalf of the Company may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases. The Company desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q/A and other statements made in this Form 10-Q/A and in filings with the SEC.

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

For the quarter ended December 31, 2005, we generated revenues of $45.6 million, and net income of $9.4 million. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Salt Deposits, Mineral Rights and Mine Development Costs

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

Results of Operations

The following table sets forth certain historical financial information for the three months ended December 31, 2005 and 2004 which have been adjusted as discussed in footnote 2 to the accompanying unaudited financial statements. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products, since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q/A .

American Rock Salt Company LLC

Statement of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2005	December 31, 2004
	As Adjusted (See Note 2)
Sales
Bulk	$44,041	$26,438
Packaged	1,551	1,169

Total sales	45,592	27,607

Cost of sales
Freight and handling	21,298	11,597
Products	9,913	8,260

	31,211	19,857

Gross income	14,381	7,750
Operating expenses	1,873	1,949

Income from operations	12,508	5,801

Other income (expense)
Interest expense	(3,151)	(2,924)
Interest income	—	—
Other financing charges	(11)	(7)
Other, net	17	3

Total other expense, net	(3,145)	(2,928)

Net income	$9,363	$2,873

The	accompanying notes are an integral part of these interim financial statements.

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

Gross Income

Gross income for the first quarter of fiscal 2006 of $14.4 million increased by $6.6 million, or 85.6%, compared to $7.8 million for the same period in fiscal 2005. The increase in gross income was primarily attributable to the 47% increase in tonnage sold due to the early onset of winter weather during the quarter ended December 31, 2005 coupled with the 12.4% increase in average sale price per ton. Combined, total cost of sales for the first quarter of fiscal 2006 increased by $11.4 million, or 57.2%, as compared to the same period in fiscal 2005; while on a percentage of sales basis, total cost of sales declined by 4.8%, due primarily to increased sales volume. The Company’s average cost per ton increased 5.2% during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005, yet gross profit per ton increased by 32.4%. The increased gross profit per ton reflects the Company’s continued ability to manage rising freight costs by effectively anticipating such increases and passing them off to customers via increased gross sale prices.

Components of cost of sales changed as follows:

•	Cost of sales - freight and handling for the first quarter of fiscal 2006 increased by $9.7 million or 83.7% as compared to the same period in fiscal 2005. The $9.7 million increase is a result of the significant increase in sales volume as compared to the same period in fiscal 2005 and higher freight costs corresponding to increased shipping costs.

•	Cost of sales - products for the first quarter of fiscal 2006 increased by approximately $1.7 million or 20.2% as compared to the same period in fiscal 2005. The $1.7 million increase is primarily the result of the increase in sales volume in the first quarter of fiscal 2006 as compared to the same period in 2005. Cost of sales—products decreased by 21.1% on a per ton basis due to increased coverage of fixed production costs from the sales volume increase.

Operating Expenses

Operating expenses of $1.9 million for the first quarter of fiscal 2006 decreased by 3.9% when compared with the first quarter of fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses.

Other Income (Expense)

Other expense of $3.1 million for the first quarter of fiscal 2006 increased $0.2 million, or 7.4%, compared to $2.9 million for the same period in fiscal 2004. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. Interest expense totaled $3.1 million for the first quarter of fiscal 2006, for an increase of $0.2 million over the first quarter of fiscal 2005. The increase was due to a slight increase in interest rates.

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

Operating Activities - Net cash provided by operating activities was $4.4 million for the first three months of fiscal 2006 compared to $3.2 million net cash used during the same period in fiscal 2005. The $7.5 million improvement in operating cash flows is due primarily to the $6.5 million increase in net income for the three months ended December 31, 2005 as compared to the same period in fiscal 2005. The increase in net income for the first three months of fiscal 2006 as compared to the same period in fiscal 2005 was primarily due to a 47% increase in tons sold due to the early onset of winter weather. The increase in net income was offset by a significant increase in accounts receivable corresponding to higher sales volume late in the quarter ended December 31, 2005. NOMI expense accruals are included in our statement of cash flows as borrowings and (repayments) of related party payables. NOMI payments of $0.3 million were made to NOMI holders during the three months ended December 31, 2005. No payments were made to the NOMI holders during the three months ended December 31, 2004.

Investing Activities - Net cash flow used in investing activities for the first three months of fiscal 2006 and 2005 was $2.5 million and $1.0 million, respectively. These cash flows primarily consisted of maintenance-related capital expenditures of $2.5 million and $1.0 million during the three months ended December 31, 2005 and 2004, respectively.

Financing Activities - Net cash provided by financing activities was $1.3 million for the first three months of fiscal 2006 as compared to $3.8 million provided during the same period in fiscal 2005. During the three months ended December 31, 2005, $2.0 million of cash was provided via seasonal borrowing under our revolving credit facility, offset by a principal payment of $0.7 million of long-term debt. During the three months ended December 31, 2004, $4.4 million of cash was provided via seasonal borrowing under our revolving line of credit, offset by the $0.6 million sinking fund payment on the un-drawn $32.1 million term loan.

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

The following table reconciles EBITDA to net income for the periods indicated (dollars in thousands):

	American Rock Salt Company LLC EBITDA Reconciliation to Net Income Three Months Ended December 31,
	2005	2004
	As Adjusted (See Note 2)
Net Income to Members	$9,363	$2,873
Interest Expense	3,151	2,924
Depletion, Depreciation and Amortization	1,408	1,280

EBITDA	$13,922	$7,077

Add/Subtract
Interest Expense	(3,151)	(2,924)
Changes in working capital and other assets and liabilities	(6,419)	(7,347)

Net cash provided by (used in) operating activities	$4,352	$(3,194)

Net cash used in investing activities	$(2,549)	$(1,004)

Net cash provided by financing activities	$1,303	$3,750

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

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

The claims against the Willis parties were settled on February 27, 2006 for $4,175,000.00, one-half of which was retained by the Company and one-half of which was paid over to the EPC Contractor, both net of litigation expenses pursuant to the terms of the original settlement.

In addition, the Company is involved in various routine legal proceedings from time to time. These typically involve commercial claims, personal injury claims, and workers’ compensation claims. While the Company cannot predict the outcome of such proceedings, it does not believe that these proceedings will have a material adverse effect on its business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors that the Company disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q/A :

Exhibit No.	Description of Exhibit

18.1	Letter from Independent Registered Public Accounting Firm re Change in Accounting Principle (filed as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

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