Form 10-Q/A
period 2006-03-31
AMERICAN ROCK SALT CO LLC
filed 2006-10-24
CIK 1073713

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

This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) for the fiscal quarter ended March 31, 2006, initially filed with the SEC on May 11, 2006 (the “Original Filing”), is being filed to reflect the retrospective application of the Company’s new method of amortizing its mine development costs. This change affects the Company’s Balance Sheets at March 31, 2006 and September 30, 2005 and its Statements of Operations, Statements of Changes in Members’ Equity (Deficit) and Statements of Cash Flows for each of the fiscal quarters ended March 31, 2006 and March 31, 2005. The Company has elected to change its mine development cost amortization to the units-of-production method, instead of a 20-year amortization life as the Company had previously used. The Company has adopted Statement of Financial Accounting Standards No. 154 (“FAS 154”), effective as of October 1, 2005, and in accordance therewith, retrospectively applied the change in amortization approach as a change in accounting principle to the unaudited financial statements included in this Form 10-Q/A. For a more detailed description of the change in accounting principle, see Note 2, “Basis of Presentation and Accounting Change” to the accompanying unaudited financial statements.

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

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

(Unaudited)

	March 31, 2006	September 30, 2005
	As Adjusted (See Note 2)
Assets
Current assets
Cash and equivalents	$9,068	$2,234
Accounts receivable, net of reserve for doubtful accounts of approximately $64 at September 30, 2005 and March 31, 2006, respectively	7,019	7,193
Inventory	24,270	32,040
Prepaid expenses	555	687

Total current assets	40,912	42,154
Property and equipment, net	84,797	84,263
Other assets
Salt deposits and mineral rights, net	2,593	2,603
Mine acquisition costs, net	384	388
Financing costs, net of accumulated amortization	6,162	6,547

Total other assets	9,139	9,538

	$134,848	$135,955

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$—	$13,700
Current portion of long-term debt	2,849	2,849
Accounts payable	2,926	3,655
Accrued expenses	1,703	3,621
Related party payables	1,069	361

Total current liabilities	8,547	24,186
Long-term debt, net of current portion	121,314	124,567

Total liabilities	129,861	148,753

Members’ deficit
Class A Units 6,250 units issued and outstanding at March 31, 2006 and September 30, 2005	1,638	(4,210)
Class F Units 12,750 units issued and outstanding at March 31, 2006 and September 30, 2005	3,349	(8,588)

	4,987	(12,798)

	$134,848	$135,955

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	As Adjusted (See Note 2)
Sales
Bulk	$38,463	$63,932	82,504	90,370
Packaged	262	697	1,813	1,865

Total sales	38,725	64,629	84,317	92,235

Cost of sales
Freight and handling	16,386	28,566	37,684	40,163
Products	9,362	17,093	19,273	25,353

	25,748	45,659	56,957	65,516

Gross income	12,977	18,970	27,360	26,719
Operating expenses	1,625	2,319	3,498	4,269

Income from operations	11,352	16,651	23,862	22,450

Other income (expense)
Interest expense	(2,933)	(2,986)	(6,084)	(5,910)
Interest income	37	5	37	5
Other financing charges	(54)	(1)	(65)	(7)
Other, net	2,129	—	2,146	3

Total other expense, net	(821)	(2,982)	(3,966)	(5,909)

Net income	$10,531	$13,669	$19,896	$16,541

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ (Deficit)

For the Six Months Ended March 31, 2006

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
	As Adjusted (See Note 2)
Members’ deficit - September 30, 2005	$(4,210)	$(8,588)	$(12,798)
Net income	6,545	13,351	19,896
Distribution to members	(697)	(1,414)	(2,111)

Members’ deficit - March 31, 2006	$1,638	$3,349	$4,987

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the six months ended
	March 31, 2006	March 31, 2005
	As Adjusted (See Note 2)
Cash flows from operating activities
Net income	$19,896	$16,541
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,417	2,159
Depletion	10	25
Provision for bad debts	—	11
Amortization of mine acquisition and financing costs	389	389
Changes in
Accounts receivable	174	(13,200)
Inventory	7,770	16,731
Prepaid expenses and other assets	132	(59)
Accounts payable	(729)	666
Accrued expenses	(1,918)	(17)
Borrowings of related party payables	708	1,934

Net cash provided by (used in) operating activities	28,849	25,180

Cash flows from investing activities
Purchase of property and equipment	(2,951)	(1,151)

Net cash used in investing activities	(2,951)	(1,151)

Cash flows from financing activities
Repayments on long-term debt	(3,253)	(12)
Borrowings on revolving line of credit	—	4,420
Repayments on revolving line of credit	(13,700)	(17,170)
Issuance of senior secured notes	—	—
Distribution to Members	(2,111)	—
Increase in Restricted Cash	—	(2,162)

Net cash used in financing activities	(19,064)	(14,924)

Net (decrease)increase in cash and equivalents	6,834	9,105
Cash and equivalents - beginning of period	2,234	3,102

Cash and equivalents - end of period	$9,068	$12,207

Supplemental Disclosure of Cash Flow Activities
	For the six months ended
	March 31, 2006	March 31, 2005
Cash paid for interest	$6,118	$5,839

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

Mine development costs, primarily underground assets used in the production of salt, had a gross total of $69.8 million as of March 31, 2006 and are included on the Company’s balance sheet in property and equipment, net. Under the prior accounting method, these assets had been amortized over a 20 year life on a straight line basis. Under the units-of-production method, the assets are amortized based on the tons of salt extracted compared to the total tons of proven salt reserves. The new accounting method is preferable because it better reflects the usage patterns of these assets, links their estimated useful lives to the life of the Company’s proven salt reserves, and is the industry predominant accounting practice for similar assets.

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

	Three months ended		Six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
Net income, as previously reported	$9,974	$12,497	$18,522	$14,894
Reduced amortization impact	$557	$1,172	$1,372	$1,647

Net income, as adjusted	$10,531	$13,669	$19,894	$16,541

	March 31, 2006		September 30, 2005
Inventory, as previously reported	$24,983		$33,053
Reduced amortization impact	(713)		(1,013)

Inventory, as adjusted	$24,270		$32,040

Property and equipment, as previously reported	$74,915		$75,457
Reduced amortization impact	9,882		8,806

Property and equipment, as adjusted	$84,797		$84,263

3. Long-Term Debt

Long-term debt consisted of the following at:

	March 31, 2006	September 30, 2005
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

	100,000	100,000

Senior Term Loan
Senior Term Loan at March 31, 2006, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 5.45% as of March 31 , 2006.	24,027	27,266

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	136	150

	124,163	127,416
Less: Current maturities of long-term debt	(2,849)	(2,849)

	$121,314	$124,567

On March 7, 2006, the Company amended its bank facility primarily in order to reduce the pricing grid leverage ratio and to eliminate certain financial covenants, as previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2006. At March 31, 2006, the Company’s bank facility in the aggregate principal amount of $51.0 million consists of: (a) a $24.0 million term loan facility, and (b) a $27.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 7, 2006. The working capital facility has an initial term of five years commencing March 7, 2006.

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

4. Inventory

Inventory consists of the following:

	March 31, 2006	September 30, 2005
	As Adjusted (See Note 2)
Supplies	$1,164	$1,056
Finished Goods, Salt	23,144	31,021

	24,308	32,077
Less:
Reserve	(38)	(37)

	$24,270	$32,040

5. Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $0.2 million and $0.4 million during the three months ended, and $0.3 million and $0.6 million for the six months ended March 31, 2006 and 2005, respectively. All such fees were included in operating expenses.

Goods and Services

Certain members, or their affiliates, received management and service fees of approximately $0.1 million and $0.1 million during the three months ended, and $0.5 million and $0.1 million for the six months ended March 31, 2006 and 2005, respectively. These amounts are included in operating expenses.

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

For the fiscal year ended September 30, 2005 and for the six months ended March 31, 2006, we generated revenues of $104.6 million and $84.3 million, respectively, and net income of $11.0 million and $19.9 million, respectively. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Results of Operations

The following table sets forth certain historical financial information for the three and six months ended March 31, 2006 and 2005 which have been adjusted as discussed in Note 2 to our unaudited financial statements included elsewhere in this Form 10-Q/A. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products, since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q/A.

	For the three months ended		For the six months ended
	March 31, 2006	March 31, 2005	March 31, 2006	March 31, 2005
	As Adjusted (See Note 2)
Sales
Bulk	$38,463	$63,932	82,504	90,370
Packaged	262	697	1,813	1,865

Total sales	38,725	64,629	84,317	92,235

Cost of sales
Freight and handling	16,386	28,566	37,684	40,163
Products	9,362	17,093	19,273	25,353

	25,748	45,659	56,957	65,516

Gross income	12,977	18,970	27,360	26,719
Operating expenses	1,625	2,319	3,498	4,269

Income from operations	11,352	16,651	23,862	22,450

Other income (expense)
Interest expense	(2,933)	(2,986)	(6,084)	(5,910)
Interest income	37	5	37	5
Other financing charges	(54)	(1)	(65)	(7)
Other, net	2,129	—	2,146	3

Total other expense, net	(821)	(2,982)	(3,966)	(5,909)

Net income	$10,531	$13,669	$19,896	$16,541

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

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Sales

Total sales for the quarter ended March 31, 2006 of $38.7 million decreased $25.9 million, or 40.1%, compared to $64.6 million during the same period in fiscal 2005. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $25.9 million decrease is primarily attributed to a 43.8% decrease in sales volume offset by a 6.6% increase in sales prices in the second quarter of fiscal 2006 as compared to the second quarter of fiscal 2005. This decrease in sales volume is the direct result of current seasonal weather patterns which resulted in winter weather being milder and drier than it had in the quarter ended March 31, 2005. This quarter comparison is further distorted by the better than normal winter weather patterns experienced for the quarter ended March 31, 2005. For this reason, the six month results provided in this Form 10-Q/A are a better illustration of the 2005 and 2006 winter seasons.

Gross Income

Gross income of $13.0 million for the second quarter of fiscal 2006 decreased by $6.0 million, or 31.6%, compared to $19.0 million for the same period in fiscal 2005. The decrease in gross income was primarily attributable to the 43.8% decrease in tonnage sold as discussed above under “Sales”, offset by the 6.6% price increase referred to above. Cost of sales on a per ton basis was comparable between quarters.

Components of cost of sales changed as follows:

•	Cost of sales - freight and handling for the three months ended March 31, 2006 decreased by $12.2 million or 42.6% as a result of an overall decrease in tonnage sold offset by an overall increase in freight costs.

•	Cost of sales - products for the three months ended March 31, 2006 decreased by $7.7 million or 45.2% corresponding to the overall decrease in tons sold including a 2.5% reduction in the cost per ton of products sold demonstrating the favorable impact of controlling costs of production as sales volume declined.

Operating Expenses

Operating expenses of $1.6 million for the second quarter of fiscal 2006 decreased by $0.7 million, or 29.9%, as compared to $2.3 million for the same period in fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The $0.7 million decrease in operating expenses was primarily attributable to a decrease in legal and consulting fees as a result of the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q/A.

Other Income (Expense)

Other expense of $0.8 million for the second quarter of fiscal 2006 decreased $2.2 million, or 72.5%, as compared to $3.0 million for the same period in fiscal 2005. Other expense consists primarily of interest expense of $2.9 million on our credit facility and other related financing charges, which decreased by $0.1 million, or 2.9%, offset by the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elswhere in this Form 10-Q/A.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Sales

Total sales for the six months ended March 31, 2006 of $84.3 million decreased $7.9 million, or 8.6%, as compared to $92.2 million during the same period in fiscal 2005. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $7.9 million decrease was attributable primarily to a 16.5% decrease in tonnage sold offset by a 9.5% increase in sales price per ton. The decrease in tonnage sold was due to milder and drier winter weather conditions in the six months ended March 31, 2006, as compared to the same six month period in 2005.

Gross Income

Gross income for the six months ended March 31, 2006 of $27.4 million increased by $0.6 million, or 2.4%, compared to $26.7 million for the same period in fiscal 2005. The increase in gross income was attributable to the increase in sales price per ton as well as the 9.6% per ton reduction in cost of sales products referred to below. The reduction in production costs more than offset the increased fuel costs adversely affecting many companies.

Components of cost of sales changed as follows:

•	Cost of sales - freight and handling for the six months ended March 31, 2006 decreased by $2.5 million or 6.2%. This includes a 12.5% increase in cost per ton due to increased fuel prices, offset by a 14.8% decrease in tons shipped.

•	Cost of sales - products for the six months ended March 31, 2006 decreased $6.1 million or 24.0%. The decrease is primarily attributable to the 16.5% decrease in tons sold offset by an overall reduction of 9.6% per ton in cost of sales-products as a result of managing production costs as sales volumes declined.

Operating Expenses

Operating expenses of $3.5 million for the six months ended March 31, 2006 decreased $0.8 million, or 18.1%, as compared to $4.3 million for the same period in fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The decrease in operating expenses for the six months ended March 31, 2006 is primarily attributable to a decrease in legal and consulting fees as a result of the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q/A.

Other Income (Expense)

Other expense of $4.0 million for the first six months of fiscal 2006 decreased $1.9 million, or 32.9%, as compared to $5.9 million for the same period in fiscal 2005. Other expense consists primarily of interest expense of $6.0 million on our credit facility and other related financing charges, which increased by $0.1 million, or 2.4%, offset by the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q/A.

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

Operating Activities - Net cash provided by operating activities was $28.8 million for the first six months of fiscal 2006 compared to $25.2 million in net cash provided during the same period in fiscal 2005. Net cash provided by operating activities during the six months ended March 31, 2006 increased primarily due to a $3.4 million increase in net income; a $0.2 million decrease in receivables due to the lower sales volume as compared to a $13.2 million increase during the six months ended March 31, 2005; and an $7.8 million decrease in inventory for the six months ended March 31, 2006 as compared to a $16.7 million decrease during the six months ended March 31, 2005. Net working capital increased $6.1 million during the first six months of fiscal 2006 as compared to a $6.1 million increase during the first six months of 2005.

Investing Activities - Net cash flow used in investing activities for the first six months of fiscal 2006 and 2005 was $2.9 million and $1.2 million, respectively. These cash flows primarily consisted of maintenance-related capital expenditures of $2.9 million and $1.2 million during the six months ended March 31, 2006 and 2005, respectively.

Financing Activities - Net cash used in financing activities was $19.1 million for the first six months of fiscal 2006 as compared to $14.9 million used during the same period in fiscal 2005. During the six months ended March 31, 2006, $12.7 million of cash was provided via seasonal borrowing under our revolving line of credit, offset by $15.7 million in repayments under our revolving line of credit and $3.2 million in principal payments under our term loan facility. Sinking fund and excess cash flow payments made between October 1, 2004 and March 31, 2005 under the credit facility totaled $2.2 million and were shown on the balance sheet as restricted cash. As a result of the settlement of the EPC Contractor litigation, the sinking fund balance was applied against the term loan under our credit facility. In light of the litigation settlement in June 2005, there is no longer a requirement for a sinking fund payment under our credit facility.

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

The following table reconciles EBITDA to net income and net cash provided (used in) by operating activities, the most directly comparable GAAP financial measures, for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	As Adjusted (See Note 2)
Net Income to Members	$10,531	$13,669	$19,896	$16,541
Interest Expense	2,933	2,986	6,084	5,910
Depletion, Depreciation and Amortization	1,423	1,292	2,816	2,573

EBITDA	14,887	17,947	$28,796	$25,024

Add/Subtract
Interest Expense	(2,933)	(2,986)	(6,084)	(5,910)
Changes in working capital and other assets and liabilities	12,541	13,413	6,137	6,066

Net cash provided by (used in) operating activities	24,495	28,374	$28,849	$25,180

Net cash used in investing activities	$(401)	$(148)	$(2,951)	$(1,151)

Net cash provided by financing activities	$(20,366)	$2,336	$(19,064)	$(14,924)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of March 31, 2006 the variable rate was 7.5%. As of March 31, 2006, we had $100.0 million of debt outstanding under our senior secured notes, and $24.0 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $51.0 million, consists of (a) a $24.0 million term loan facility, and (b) a $27.0 million working capital facility. The working capital facility permits us to borrow up to $27.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of March 31, 2006, there was $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility with approximately $19.1 million of remaining availability thereunder.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q/A:

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Credit Agreement by and among American Rock Salt Company, LLC, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006, and incorporated by reference herein).

18.1	Letter from Independent Registered Public Accounting Firm re Change in Accounting Principle (filed as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 24, 2006

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amended and Restated Credit Agreement by and among American Rock Salt Company, LLC, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006, and incorporated by reference herein).

18.1	Letter from Independent Registered Public Accounting Firm re Change in Accounting Principle (filed as Exhibit 18.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated by reference herein)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)