Form 10-Q
period 2006-06-30
AMERICAN ROCK SALT CO LLC
filed 2006-10-24
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

American Rock Salt Company LLC

EXPLANATORY NOTE

American Rock Salt Company LLC (the “Company) is not required to file reports under the

Securities Exchange Act of 1934, as amended. This Form 10-Q is only being filed for informational purposes pursuant to the indenture governing the Company’s 9 1/2% Senior Secured Notes due 2014.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

(Unaudited)

	June 30, 2006	September 30, 2005
		As Adjusted (See Note 2)
Assets
Current assets
Cash and equivalents	$588	$2,234
Accounts receivable, net of reserve for doubtful accounts of approximately $87 and $72 at June 30, 2006 and September 30, 2005, respectively	975	7,193
Inventory	33,957	32,040
Prepaid expenses	418	687

Total current assets	35,938	42,154
Property and equipment, net	84,053	84,263

Other assets

Salt deposits and mineral rights, net	2,585	2,603
Mine acquisition costs, net	383	388
Financing costs, net of accumulated amortization	5,969	6,547

Total other assets	8,937	9,538

	$128,928	$135,955

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	—	13,700
Current portion of long-term debt	1,905	2,849
Accounts payable	2,768	3,655
Accrued expenses	3,074	3,621
Related party payables	209	361

Total current liabilities	7,956	24,186
Long-term debt, net of current portion	122,253	124,567

Total liabilities	130,209	148,753
Members’ equity
Class A Units 6,250 units issued and outstanding at June 30, 2006 and September 30, 2005	(422)	(4,210)
Class F Units 12,750 units issued and outstanding at June 30, 2006 and September 30, 2005	(859)	(8,588)

	(1,281)	(12,798)

	$128,928	$135,955

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		As Adjusted (See Note 2)		As Adjusted (See Note 2)
Sales
Bulk	$2,659	$2,644	$85,163	$93,014
Packaged	—	(2)	1,813	1,864

Total sales	2,659	2,642	86,976	94,878

Cost of sales
Freight and handling	1,900	1,476	39,584	41,639
Products	150	704	19,425	26,057

	2,050	2,180	59,009	67,696

Gross income	609	462	27,967	27,182
Operating expenses	1,812	1,870	5,311	6,139

Income (loss) from operations	(1,203)	(1,408)	22,656	21,043

Other income (expense)
Interest expense	(2,622)	(2,695)	(8,706)	(8,606)
Interest income	61	65	97	71
Other financing charges	(5)	—	(70)	(7)
Other, net	4	4	2,151	6

Total other expense, net	(2,562)	(2,626)	(6,528)	(8,536)

Net income (loss)	$(3,765)	$(4,034)	$16,128	$12,507

The accompanying notes are an integral part of these interim financial statements

American Rock Salt Company LLC

Statement of Changes in Members’ (Deficit)

For the Nine Months Ended June 30, 2006

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
Members’ equity - September 30, 2005	$(4,210)	$(8,588)	$(12,798)
Net income	5,305	10,823	16,128
Distribution to members	(1,517)	(3,094)	(4,611)

Members’ equity - June 30, 2006	$(422)	$(859)	$(1,281)

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the nine months ended
	June 30, 2006	June 30, 2005
		As Adjusted (See Note 2)
Cash flows from operating activities
Net income	$16,128	$12,507
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,525	3,147
Depletion	23	34
Provision for bad debts	15	10
Amortization of mine acquisition and financing costs	578	582
Changes in
Accounts receivable	6,203	2,808
Inventory	(1,917)	5,314
Prepaid expenses and other assets	269	69
Accounts payable	(887)	(1,073)
Accrued expenses	(547)	1,382
(Repayments) of related party payables	(152)	(301)

Net cash provided by operating activities	23,238	24,479

Cash flows from investing activities
Purchase of property and equipment	(3,315)	(1,634)
Mine Development Expenditures	—	(10,000)

Net cash used in investing activities	(3,315)	(11,634)

Cash flows from financing activities
Repayments on long-term debt	(3,258)	(18)
Borrowings (repayments) on revolving line of credit	(13,700)	4,420
Repayments on revolving line of credit	—	(17,170)
Financed Payables	—	2,012
Distribution to Members	(4,611)	(1,923)
Decrease in Restricted Cash	—	(2,853)

Net cash used in financing activities	(21,569)	(15,532)

Net decrease in cash and equivalents	(1,646)	(2,687)
Cash and equivalents - beginning of period	2,234	3,102

Cash and equivalents - end of period	$588	$415

Supplemental Disclosure of Cash Flow Activities

	For the nine months ended
	June 30, 2006	June 30, 2005
		As Adjusted (See Note 2)
Cash paid for interest	$5,940	$6,192

The accompanying notes are an integral part of these interim financial statements

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

2.	Basis of Presentation and Accounting Change

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2005 included in the Company’s Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and nine month periods ended June 30, 2006 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The balance sheet at September 30, 2005 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Mine development costs, primarily underground assets used in the production of salt, had a gross total of $69.8 million as of June 30, 2006 and are included on the Company’s balance sheet in property and equipment, net. Under the prior accounting method, these assets had been amortized over a 20 year life on a straight line basis. Under the units-of-production method, the assets are amortized based on the tons of salt extracted compared to the total tons of proven salt reserves. The new accounting method is preferable because it better reflects the usage patterns of these assets, links their estimated useful lives to the life of the Company’s proven salt reserves, and is the industry predominant accounting practice for similar assets.

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

	Three months ended June 30, 2006	Nine months ended June 30, 2006
Net income (loss), as previously reported	$(4,068)	$10,826
Reduced amortization impact	$34	$1,681

Net income (loss), as adjusted	$(4,034)	$12,507

	September 30, 2005
Inventory, as previously reported	$33,053
Reduced amortization impact	(1,013)

Inventory, as adjusted	$32,040

Property and equipment, as previously reported	$75,457
Reduced amortization impact	8,806

Property and equipment, as adjusted	$84,263

3.	Long-Term Debt

Long-term debt consisted of the following at:

	June 30, 2006	September 30, 2005
Senior Secured Notes

Senior Secured Notes at June 30, 2006 of $100,000,000, currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the principal amount of the notes at the established price plus accrued and unpaid interest may be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012

	100,000	100,000

Senior Term Loan
Senior Term Loan at June 30, 2006, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 5.85% as of June 30, 2006	24,027	27,266

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	131	150

	124,158	127,416
Less: Current maturities of long-term debt	(1,905)	(2,849)

	$122,253	$124,567

On March 7, 2006, the Company amended its bank facility primarily in order to reduce the pricing grid leverage ratio and to eliminate certain financial covenants, as previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2006. At June 30, 2006, the Company’s bank facility in the aggregate principal amount of $51.0 million consisted of: (a) a $24.0 million term loan facility, and (b) a $27.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 7, 2006. The working capital facility has an initial term of five years commencing March 7, 2006.

The term loan facility was drawn at the conclusion of litigation with the mine contractor and other parties (see Note 6). At June 30, 2006, a balance of $24.0 million was outstanding under this facility bearing interest at a rate of 5.845%.

The working capital facility permits the Company to borrow up to $27.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of June 30, 2006, the Company had $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $24.4 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $27.0 million and when outstanding would bear an interest rate of 5.845% (assuming the rate in effect at June 30, 2006 would apply).

4.	Inventory

Inventory consists of the following:

	June 30, 2006	September 30, 2005
		As Adjusted (See Note 2)
Supplies	$1,013	$1,056
Finished Goods, Salt	32,086	31,022

	33,099	32,078
Less:
Reserve	(38)	(37)

	$33,061	$32,040

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $0.1 million and $0.2 million during the three months ended, and $0.4 million and $0.8 million for the nine months ended June 30, 2006 and 2005, respectively. All such fees are included in operating expenses.

Goods and Services

Certain members, or their affiliates, received management and service fees of approximately $0.1 million and $0.1 million during the three months ended, and $0.2 million and $0.2 million for the nine months ended June 30, 2006 and 2005, respectively. These amounts are included in operating expenses.

Additionally, certain members, or their affiliates, received payments for goods and services of approximately $0.4 million and $0.4 million during the three months ended, and $1.4 million and $1.1 million for the nine months ended June 30, 2006 and 2005, respectively. Of those amounts, the following amounts were included in cost of sales - products: for the three months ended June 30, 2006, approximately $0.2 million; for the three months ended June 30, 2005, approximately $0.2 million; for the nine months ended June 30, 2006, approximately $1.1 million; and for the nine months ended June 30, 2005, approximately $0.8 million. The remaining amounts not included in cost of sales - products are included in operating expenses.

Financing Costs

Certain costs were incurred from an affiliate of a member for financial advisory fees of approximately $0.1 million for the three months ended, and $0.2 million for the nine months ended June 30, 2005. All such amounts are included in operating expenses. No such costs were incurred during the three or nine-month periods ended June 30, 2006.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $0.05 million and $0.05 million during the three months ended, and $2.3 million and $2.2 million for the nine months ended June 30, 2006 and 2005, respectively. These amounts are included in cost of sales - products.

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

On October 18, 2005, the court in which the remaining litigation against Willis and Lloyd’s was pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance, and the Company and the EPC Contractor subsequently agreed to a settlement of their claims against Willis and Lloyd’s. The claims against the Willis parties were settled on February 27, 2006 for $4.2 million, one-half of which was retained by the Company and one-half of which was paid over to the EPC Contractor, both net of litigation expenses, pursuant to the terms of the original settlement. The Company’s amount ($2.1 million) has been included as Other Income in the Statement of Operations for the nine month period ended June 30, 2006.

7.	Subsequent Event

The Company on September 18, 2006 purchased $3,045,000 of Senior Secured Notes at 104.25%. The Company plans on retiring these notes.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

From time to time, the Company or persons acting on behalf of the Company may make oral and written statements that may constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or by the Securities and Exchange Commission (“SEC”) in its rules, regulations, and releases. The Company desires to take advantage of the “safe harbor” provisions in the PSLRA for forward-looking statements made from time to time, including, but not limited to, the forward-looking information contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-Q and other statements made in this Form 10-Q and in filings with the SEC.

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

For the fiscal year ended September 30, 2005 and for the nine months ended June 30, 2006, we generated revenues of $104.6 million and $87.0 million, respectively, and net income of $11.0 million and $16.1 million, respectively. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Results of Operations

The following table sets forth certain historical financial information for the three and nine month periods ended June 30, 2006 and 2005 which have been adjusted as discussed in footnote 2 to the accompanying unaudited financial statements. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products, since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q.

	For the three months ended		For the nine months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		As Adjusted (See Note 2)		As Adjusted (See Note 2)
Sales
Bulk	$2,659	$2,644	$85,163	$93,014
Packaged	—	(2)	1,813	1,864

Total sales	2,659	2,642	86,976	94,878

Cost of sales
Freight and handling	1,900	1,476	39,584	41,639
Products	150	704	19,425	26,057

	2,050	2,180	59,009	67,696

Gross income	609	462	27,967	27,182
Operating expenses	1,812	1,870	5,311	6,139

Income (loss) from operations	(1,203)	(1,408)	22,656	21,043

Other income (expense)
Interest expense	(2,622)	(2,695)	(8,706)	(8,606)
Interest income	61	65	97	71
Other financing charges	(5)	—	(70)	(7)
Other, net	4	4	2,151	6

Total other expense, net	(2,562)	(2,626)	(6,528)	(8,536)

Net income (loss)	$(3,765)	$(4,034)	$16,128	$12,507

The accompanying notes are an integral part of these interim financial statements

Seasonality

The Company experiences a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth calendar quarters and lower during the second and third calendar quarters of each year. Sales of highway and consumer deicing salt products are also seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters. The quarter ended June 30 is historically the lowest volume quarter of our fiscal year, with average tons sold approximating only approximately 6% of the volumes for the quarter ended March 31. As a result of the low volume base for the quarter ended June 30, we can experience large percentage fluctuations in financial data for quarter-to-quarter comparisons, which often do not equate to significant swings on a whole dollar basis. Our results of operations for the fiscal year ended September 30 and the nine months ended June 30 are more representative of trends in our results.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales

Total sales for the quarter ended June 30, 2006 of $2.7 million increased by $0.02 million, or 0.7%, compared to total sales of $2.6 million during the same period in fiscal 2005. Sales primarily consist of bulk salt sales, as well as packaged salt sales. Sales volume increased 4.9% offset by an average decrease in the sales price per ton of approximately 4.0% due to the sales mix between local and remote stockpiles for the quarter ended June 30, 2006 as compared to the quarter ended June 30, 2005. For this reason, the nine month results provided in this Form 10-Q are a better illustration of the impact on sales of the full 2006 and 2005 winter seasons.

Gross Income

Gross income of $0.6 million for the third quarter of fiscal 2006 increased by $0.1 million compared to $0.5 million for the same period in fiscal 2005. The increase in gross income was primarily attributable to the inventory adjustment to standard cost as noted below in “Cost of sales-products” partially offset by an increase in freight and handling.

Components of cost of sales changed as follows:

•	Cost of sales - freight and handling for the three months ended June 30, 2006 increased by $0.4 million or 28.7% as a result of a 4.9% increase in tonnage sold and continued increases in freight costs.

•	Cost of sales products - For the three months ended June 30, 2006, decreased by $0.6 million as compared to the same period in fiscal 2005 primarily due to a $0.5 million adjustment to reduce cost of sales – products resulting from increased absorption of costs during the current quarter due to reduced production and increased tonnage in ending inventory.

Operating Expenses

Operating expenses of $1.8 million for the third quarter of fiscal 2006 decreased by $0.1 million, or 3%, as compared to $1.9 million for the same period in fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses.

Other Income (Expense)

Other expense of $2.6 million for the third quarter of fiscal 2006 was comparable to the $2.6 million of other expense for the same period in fiscal 2005. Other expense consists primarily of interest expense of $2.6 million on our credit facility and other related financing charges, which were unchanged from the same period in fiscal 2005.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Sales

Total sales for the nine months ended June 30, 2006 of $87.0 million decreased $7.9 million, or 8.3%, as compared to $94.9 million during for the same period in fiscal 2005. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $7.9 million decrease was primarily attributable to a 16.1% decrease in tonnage sold partially offset by a 9.2% increase in sales price per ton. The decrease in tonnage sold was due to significantly milder and drier winter weather conditions in the nine months ended June 30, 2006, as compared to the same nine month period in 2005.

Gross Income

Gross income for the nine months ended June 30, 2006 of $28.0 million increased by $0.8 million, or 2.9%, compared to $27.2 million for the same period in fiscal 2005. Gross income increased despite significantly lower sales volume and increased freight and handling costs due primarily to the increase in sales price per ton.

Components of cost of sales changed as follows:

•	Cost of sales - freight and handling for the nine months ended June 30, 2006 decreased by $2.0 million or 4.9% corresponding to the 16.1% decrease in tons sold offset by a 13.3% increase in the cost per ton due to increased fuel prices.

•	Cost of sales - products for the nine months ended June 30, 2006 decreased $6.6 million or 25.5%. The decrease is primarily attributable to the 16.1% decrease in tonnage sold.

Operating Expenses

Operating expenses of $5.3 million for the nine months ended June 30, 2006 decreased $0.8 million, or 13.5%, as compared to $6.1 million for the same period in fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The decrease in operating expenses for the nine months ended June 30, 2006 is primarily attributable to a decrease in legal and consulting fees as a result of the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q.

Other Income (Expense)

Other expense of $6.5 million for the first nine months of fiscal 2006 decreased $2.0 million, or 23.5%, as compared to $8.5 million for the same period in fiscal 2005. Other expense consists primarily of interest expense of $8.7 million on our credit facility and other related financing charges, which increased by $0.1 million, or 1.2%, offset by the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor, as discussed in Note 6 to our unaudited financial statements included elsewhere in this Form 10-Q.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Additional information regarding our cash flows for the nine month period ended June 30, 2006 is provided below.

Operating Activities - Net cash provided by operating activities was $23.2 million for the first nine months of fiscal 2006 compared to $24.5 million in net cash provided during the same period in fiscal 2005. Despite the $3.6 million increase to net income, net cash provided by operating activities during the nine months ended June 30, 2006 decreased as compared to the prior equivalent period due to the 16% drop in sales volume which resulted in less inventory converting to cash during the period. Typically, during the period from September to June the bulk of our inventory on hand is converted to cash via sales during the winter season, as was the case in 2005. However, due to lower sales volume inventory increased by $1.9 million which compared to the $5.3 million decrease in inventory during the prior comparable period resulted in a $7.2 million swing in cash. Net working capital increased $10.0 million during the first nine months of fiscal 2006 as compared to a $8.0 million increase during the first nine months of 2005.

Investing Activities - Net cash flow used in investing activities for the first nine months of fiscal 2006 and 2005 was $3.3 million and $11.6 million, respectively. For the nine months ended June 30, 2006, these cash flows primarily consisted of maintenance-related capital expenditures. For the nine months ended June 30, 2005 net cash flow used in investing activities consisted primarily of $1.6 million of maintenance related capital expenditures $4.8 million in capitalized mine development expenses resulting from the settlement of litigation with the EPC Contractor, $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor, and payment of $1.0 million with respect to the EPC contractor’s last invoice dated December 2001. Both mine construction retention and last invoice amounts had been previously recorded as accrued liabilities on the Company’s balance sheet.

Financing Activities - Net cash used in financing activities was $21.6 million for the first nine months of fiscal 2006 as compared to $15.5 million used during the same period in fiscal 2005. During the nine months ended June 30, 2006, $13.7 million of cash was used for repayments on our revolving line of credit, and $3.3 million for principal payments under our term loan facility. Also during the nine months ended June 30, 2006, we paid distributions in the aggregate amount of $4.6 million to our members. This compares to $12.8 million used for net repayments on our revolving line of credit, $0 principal repayments on our term loan and distribution to members of $1.9 million during the nine months ended June 30, 2005. In addition, during the nine months ended June 30, 2005 we had $2.0 million in cash provided by financed payables related to the timing of the EPC Litigation Settlement payment discussed in our Legal footnote within this Form 10Q. And $2.9 million of cash was used for payments into our sinking fund shown as restricted cash on the balance sheet. Our 2004 refinancing included a $32.1 million term loan that was used in support of the then ongoing contractor litigation arising out of the development of our mine. Prior to its conversion to a term loan, the quarterly principal payments due were held in a sinking fund and were accordingly reported as restricted cash. Upon settlement of the litigation, the $27.3 million draw on the term loan was net of the release of the $1.3 million balance in the restricted cash account at September 30, 2004 and the additional payments made in the current period prior to the release of $2.9 million. The ending balance at the time of release was $4.2 million.

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

The following table reconciles EBITDA to net income and net cash provided (used in) by operating activities, the most directly comparable GAAP financial measures, for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
		As Adjusted (See Note 2)		As Adjusted (See Note 2)
Net Income (loss) to Members	$(3,765)	$(4,034)	$16,128	$12,507
Interest Expense	2,622	2,695	8,706	8,606
Depletion, Depreciation and Amortization	1,316	1,173	4,126	3,763

EBITDA	173	(166)	$28,960	$24,876

Add/Subtract
Interest Expense	(2,622)	(2,695)	(8,706)	(8,606)
Changes in working capital and other assets and liabilities	(3,160)	2,162	2,984	8,209

Net cash provided by (used in) operating activities	(5,609)	(699)	$23,238	$24,479

Net cash used in investing activities	$(365)	$(10,483)	$(3,315)	$(11,634)

Net cash used in financing activities	$(2,506)	$(609)	$(21,569)	$(15,532)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of June 30, 2006 the variable rate was 5.845%. As of June 30, 2006, we had $100.0 million of debt outstanding under our senior secured notes, and $24.0 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $51.0 million, consists of (a) a $24.0 million term loan facility, and (b) a $27.0 million working capital facility. The working capital facility permits us to borrow up to $27.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of June 30, 2006, there was $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility with approximately $24.4 million of remaining availability thereunder.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Given our current debt structure and assuming an average level of borrowings from our revolving credit facility at variable rates and a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the quarter ended June 30, 2006 would have increased by approximately $0.3 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2006 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Nothing to report.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Exhibit No.	Description of Exhibit
18.1	Letter from Independent Registered Public Accounting Firm re Change in Accounting Principle (filed herewith)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 24, 2006

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
18.1	Letter from Independent Registered Public Accounting Firm re Change in Accounting Principle (filed herewith)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)