Form 10-K
period 2006-09-30
AMERICAN ROCK SALT CO LLC
filed 2006-12-28
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☑    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☐    NA  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant: Because the registrant is privately held and there is no public trading market for the registrant’s equity securities, the registrant is unable to calculate the aggregate market value so held.

EXPLANATORY NOTE

American Rock Salt Company LLC (the “Company”) is not required to file reports under the Securities Exchange Act of 1934, as amended. This Form 10-K is only being filed for informational purposes pursuant to the indenture governing the Company’s 9 1/2% Senior Secured Notes due 2014.

American Rock Salt Company LLC

Part I

CAUTIONARY NOTE REGARDING

FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements, expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in the section entitled “Risk Factors” set forth in Item 1A below and elsewhere in this Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K.

MARKET SHARE, RANKING, AND INDUSTRY DATA

We obtained the market and competitive position data used throughout this Form 10-K from our own research, surveys, or studies conducted by third parties and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data. Similarly, we believe our internal research is reliable but it has not been verified by any independent sources.

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

Our principal customers are government agencies that purchase rock salt for ice control on public roadways. Our served market area encompasses New York, Pennsylvania, Ohio and eight other states. New York and Pennsylvania accounted for approximately 89.3% of our sales for fiscal year 2006. From fiscal year 2001 to 2003, we increased our sales volume from 1.0 million tons to 3.2 million tons, and increased our revenues from $29.1 million to $95.5 million. This increase in sales corresponded to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding, and distribution while reducing freight costs, we have successfully increased revenues and gross income from $95.5 million and $26.7 million, respectively, in fiscal 2003 to $95.7 million and $31.8 million in fiscal 2006. For the upcoming 2006-2007 season we expect our awarded tonnage to marginally increase as compared to the prior two winter’s seasons. Over the past eight winters, through September 30, 2006, we have on average sold approximately 96% of our awarded tonnage. No single customer accounted for more than 5% of our annual sales during fiscal year 2006.

Due to the fact that December 2006 weather conditions in the Company’s market areas have been much milder to date than normal, the Company has accumulated a substantial inventory of salt available for distribution to its customers. As a result, the Company has elected to temporarily cease production of salt commencing December 26, 2006. Although the

Company anticipates that such cessation will be for a two to three week period, the actual length will depend upon the winter weather in the coming weeks.

We have mineral rights to over 10,000 underground acres, of which more than 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas within that one-mile radius, we believe that we have approximately 6,829 acres of proven salt reserves with approximately 52 years of remaining mineable reserves at the current production rate of 3.0 million tons per year. In addition, we operate 21 distribution centers in eight states for storage and distribution of rock salt and we operate a fleet of approximately 1,000 rail cars. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

We are located adjacent to Interstate 390, with an entrance approximately 3/10 of a mile from our front gate. We also have on-site rail loading capabilities and ready access to three Class A long-haul rail lines. The following maps show the location of, and access to road and rail transportation from, our mine:

Industry Overview

Over the past 30 years, the aggregate tons produced and price per ton sold in the United States highway deicing salt industry have increased by 1.0% and 6.1% per annum, respectively, resulting in a total average annual market increase of 7.1% during the period. While actual annual demand for rock salt is subject to variations in snow and ice conditions, the lack of cost effective alternatives, steadily increasing highway infrastructure and the overriding concern for public safety insulates the demand for rock salt from economic cycles. Rock salt is the principal deicing agent used in the United States due to its effectiveness, low cost, and availability. It is easy to ship, handle, store, apply, and is non-toxic and relatively harmless to the environment when properly used. The deicing rock salt market is a highly regional one with a limited number of producers. Transportation and handling costs constitute a significant portion of the overall delivered cost of rock salt. As a result, the proximity of a mine to end users can provide a significant cost advantage.

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

Mineral Rights

We currently own or have the rights to approximately 10,000 acres, of which more than 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas located within that one-mile radius, we believe that we have approximately 156,600,000 tons of proven mineral rights. We pay a royalty related to the acquisition of mineral rights of 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. The consistency and quality of the underlying salt deposit has been verified by numerous geological surveys performed by Akzo and its predecessors. As part of the verification of the salt reserves and of the mining permit application process, the consulting firm of Alpha Geosciences, Inc. was retained by Akzo to conduct the geologic exploration program for the mine and to provide geologic logs of holes drilled to establish the thickness, depth, continuity, and quality of the salt reserves.

We are currently mining the B6 Salt Seam, which averages over 19 feet in thickness over the more than 8,000 acres of mineral rights owned by the Company within a one-mile radius of our drill holes and equates to approximately 300 million tons of salt reserves. This is the same seam that was mined continuously for over 110 years at the Retsof mine. To ensure mine working stability, an average of approximately six feet of salt in total is left in place in the mine’s roof and floor, and with a 60% extraction ratio in the production areas, the remaining 40% is retained as solid permanent pillars. The remaining 180 million tons of salt equal the future mineable reserves. Based on tests conducted to date, exploratory results, and the quality control measures discussed below, and further based on mining history within the region of our mine, management believes that all of such reserves meet applicable industry standards, including standards requiring an average sodium chloride (NaCl) content of over 97%. A total of 15.2 million tons have been extracted through September 30, 2006. Depletion of salt deposits and mineral rights occurs as the minerals are extracted, based on units-of-production and engineering estimates of total reserves. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by the Company with the reasonable expectation of reliably operating the mine on a long-term basis. The above estimates are based solely on data extrapolated from areas located within a one-mile radius of our drill holes. We also own approximately 2,000 additional acres of mineral rights beyond that one-mile radius. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by Akzo, its predecessors, and a third-party engineering firm suggest that our salt reserves most closely resemble proven reserves and we have therefore classified our reserves as proven reserves.

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

Production Method

We use the drill and blast mining method at our mine. Rooms are mined in a planned pattern by undercutting, drilling, and blasting. An undercutter cuts a horizontal slot or kerf along the floor of the advancing room to provide a free face for blasting. A drilling rig drills a series of holes into the face and an ammonium nitrate-fuel oil mixture is pneumatically packed into the holes. The room is then blasted, creating a “muck” pile of salt ready to be transported to underground crushing and screening stations. Large mining vehicles move the blasted salt to conveyor belts, which transport the salt to an underground screening plant, where further crushing and screening, if necessary, takes place. After crushing and screening, salt is automatically hoisted to the surface where it is directly loaded into railcars or trucks, or added to an on-site stockpile for later truck shipment. We believe that we have one of the most automated systems in the industry. After salt is placed on the conveyor belt, the processing and loading functions are completely automated. We believe that the mine and the operating equipment are maintained in good working condition.

Seasonality

The “salting” season runs primarily from October to March with the highest demand typically in December, January, and February. Consumption of highway deicing rock salt is impacted by the severity of winter weather. While it is true that individual snow storms with large accumulations require a great deal of salt, numerous small snow and ice storms tend to require more salt. For example, we believe that a 2-inch snowstorm requires nearly as much salt as a 6-inch storm. It is the type of storm that dictates the frequency of application and the total amount of salt needed. In addition, freezing rain and ice storms also require substantial amounts of salt.

Due to the fact that December 2006 weather conditions in the Company’s market areas have been much milder to date than normal, the Company has accumulated a substantial inventory of salt available for distribution to its customers. As a result, the Company has elected to temporarily cease production of salt commencing December 26, 2006. Although the Company anticipates that such cessation will be for a two to three week period, the actual length will depend upon the winter weather in the coming weeks.

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

Logistics

In our industry, salt sold to customers within 100-150 miles of a mine is usually shipped by truck directly to the customer from the stockpile located at a mine. All other salt is typically first shipped by rail to various strategically located stockpiles, stored until needed, and then shipped by truck from the stockpiles to customers. Typically, salt sold locally is significantly more profitable due to: (i) lower transportation costs, (ii) lower handling costs as salt is moved only once from a mine to the customers, and (iii) elimination of expenses for off-site stockpile storage facilities. Nonetheless, as a result of continuing improvements in our logistical capabilities, the gross profit per ton of salt sold from stockpiles has been steadily increasing. Gross profit per ton of salt sold from stockpiles for fiscal 2006 increased by 16.1% over the prior fiscal year, reaching its highest point in our history.

We sell to our target markets by distributing approximately half of our salt by direct truck shipments from our mine to customers in western New York and western Pennsylvania, while distributing approximately half by railcar to our 21 stockpiles which serve the rest of New York and Pennsylvania and the nine other states where we have sales. The concentrated demand period for rock salt, limited customer storage facilities and delivery distance considerations necessitate off-site stockpiles in order to deliver rock salt within 3-5 days of an order. The Company currently operates 21 such off-site stockpiles and plans to add one additional stockpile in the next 12 months. The Company currently operates a fleet of approximately 1,000 railcars on a year-round basis to transport the salt from our mine to our stockpiles. In addition, we are located adjacent to Interstate 390 and have on-site rail loading capabilities and ready access to three Class A long-haul rail lines.

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

Employees

The Company had 218 full-time employees as of September 30, 2006, including 148 hourly production workers. Most of the work force joined the Company with significant mining experience from the salt mine formerly located in nearby Retsof, New York. The Company has a labor agreement covering its hourly production employees with the United Steel Workers International Union, AFL-CIO-CLC, formerly the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 1-0763, which currently expires in October 2008.

Salt mining is considerably less hazardous than other forms of underground mining. In fact, the Company enjoys a reduced workers’ compensation insurance rate for the mine’s underground workers as a result of a more favorable experience rating. In addition, there are no known long-term health problems associated with salt mining.

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

We did not make any material capital expenditures in order to comply with applicable environmental, health and safety standards during fiscal 2006.

Item 1A

Risk Factors

You should carefully consider the following risks and all of the information set forth in this annual report on Form 10-K. The risks facing our Company are not limited to those listed below. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, or results of operations.

The demand for our products changes seasonally and is dependent upon weather conditions.

Our business is highly seasonal, with operating results varying from quarter to quarter. The “salting” season runs primarily from October through March, with the highest demands typically in December, January, and February. During our history, we have generated approximately 76% of our sales during the months of December through March, when the need for highway deicing is at its peak. We need to produce and stockpile sufficient highway deicing salt during the remainder of the year to meet estimated demand for the winter season.

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

As of September 30, 2006 we had 218 full-time employees, including 148 hourly production workers. We have a collective bargaining agreement covering our hourly production employees with the United Steel Workers International Union, AFL-CIO-CLC, Local 763, which will expire in October 2008. Although we believe that our relations with our employees are good, and we recently negotiated a new three year contract, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

If we lose our senior management, our business may be adversely affected.

The success of our business is dependent on our senior management, as well as on our ability to attract and retain other qualified personnel. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The loss of the services of key personnel or the failure to attract additional personnel as required could have a material adverse effect on our business, financial condition, and results of operations. We do not currently maintain “key person” life insurance on any of our key employees.

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

Our mining permit will expire in October 2011. Permit renewal is an automatic action by the New York Department of Environmental Conservation (“DEC”) for mines wishing to continue in business, absent flagrant violation of permit terms or refusal of a permittee to correct violations of one or more permit conditions. In either of such cases, the DEC can revoke a permit or delay renewal until violations are corrected.

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

As of September 30, 2006, we had approximately $141.7 million of indebtedness, including $44.6 million of indebtedness under our bank facility, $97.0 million of indebtedness under our senior secured notes, and $0.1 million of indebtedness under our promissory note payable to the Empire State Development Corporation. As a result, we are a highly leveraged company. This level of leverage could have important consequences to our financial condition, including the following:

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

The terms of the indenture governing our senior secured notes permit, and our bank facility, permits us to incur additional indebtedness in the future. We are able to borrow up to $30.0 million under our working capital facility, subject to certain conditions. As mentioned above, the Company had outstanding borrowings in the amount of $21.1 million at September 30, 2006 under the working capital facility.

The proceeds from the collateral securing our indebtedness may not be sufficient to pay all amounts owed under such indebtedness.

If we default on our bank facility or our senior secured notes, the proceeds from the sale of the collateral may not be sufficient to satisfy in full our obligations under the bank facility and the notes. An intercreditor agreement sets forth the relative rights to the collateral of the lenders under the bank facility and the holders of the senior secured notes. Proceeds from the sale of the collateral will be used first to satisfy obligations under the bank facility and, thereafter, the senior secured notes. The lenders under the bank facility will have the sole ability to control foreclosure and sale of the collateral. The amount to be received upon such a sale would depend upon numerous factors, including, among others, the timing, manner, and ability to sell the collateral in an orderly sale, the condition of the collateral, the condition of the national and local economies, the availability of buyers and similar factors. The book value of the collateral should not be relied upon as a measure of realizable value for such assets. By their nature, portions of the collateral are illiquid and may have no readily ascertainable market value. Accordingly, there can be no assurance that the collateral could be sold in a short period of time or that the proceeds obtained from such a sale would be sufficient to pay all amounts owing under the bank facility and the senior secured notes. Additionally, the terms of the indenture governing our senior secured notes allow us to issue additional notes provided that we meet the Consolidated Fixed Charge Coverage Ratio (as defined in the indenture). Any additional notes issued pursuant to the indenture will rank equal to the notes and will be entitled to the same rights and priority with respect to the collateral. Thus, the issuance of additional notes pursuant to the indenture may have the effect of significantly diluting the ability of a holder of our senior secured notes to recover payment in full from the then existing pool of collateral.

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

Although the senior secured notes are secured by substantially all of our assets, we maintain a $62.1 million bank facility, and the lien on the collateral securing that bank facility is senior to the lien on the collateral securing the notes in accordance with an intercreditor agreement. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or our property, the lenders under the bank facility will be entitled to be paid in full from the proceeds of the collateral securing such debt before any payment may be made with respect to the senior secured notes.

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

Item 1B

Unresolved Staff Comments

None.

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

Item 4

Submission of Matters to a Vote of Security Holders

There were no matters brought to the holders or our membership interests for a vote during the fourth quarter of fiscal 2006.

Part II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for the equity securities of the Company.

Holders

The Company’s outstanding common equity consists of Class A Units and Class F Units. As of December 1, 2006, there were 6,250 Class A Units outstanding, held by approximately 24 holders, and 12,750 Class F Units outstanding, held by approximately 12 holders.

Dividends

The Company may from time to time make distributions to its members subject to the restrictions of its bank facility and the indenture governing its senior secured notes, which contain certain covenants and financial ratios restricting the Company’s ability to make distributions to its members. During fiscal 2006, the Company made a permitted cash distribution in the amount of $2.5 million from fiscal year end 2005 earnings and a $2.1 million distribution from the liquidated damage insurance settlement, described in note 8 of our audited financial statements included in this Form 10K.

Item 6

Selected Financial Information

The following table presents selected financial information. The historical financial information for the years ended September 30, 2006, 2005 and 2004 is derived from our audited financial statements included elsewhere in this Form 10-K. The historical information for the years-ended September 30, 2003 and September 30, 2002 is derived from our audited and unaudited statements respectively not presented herein.

The information included in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and accompanying notes thereto included elsewhere in this Form 10-K .

	Fiscal Years Ended September 30,
	2006	2005	2004	2003	2002
	(dollars in thousands)				(as adjusted (3))
Income Statement Data:
Total sales	$95,653	$104,613	$96,502	$95,520	$41,894
Cost of sales - Freight and handling	42,943	46,006	42,417	42,955	15,457
Cost of sales - Products	20,890	28,054	25,556	25,816	12,359
Total cost of sales	63,833	74,060	67,973	68,771	27,816
Gross income	31,820	30,553	28,529	26,749	14,078
Operating expenses	7,940	8,234	6,634	6,073	4,970
Other income (expense):
Interest expense	(12,007)	(11,399)	(8,021)	(4,362)	(4,812)
Other Interest	—	—	(2,679)	—	—
Interest income	124	95	124	160	69
Other financing charges	(70)	(12)	(152)	(73)	(627)
Other, net(4)	2,182	12	12	70	260
Net income (loss) to members(1)	14,108	11,015	11,179	16,471	3,998
Balance Sheet Data:
Cash and equivalents	$2,458	$2,234	$3,102	$9,097	$2,503
Property and equipment, net	83,363	84,263	81,011	82,488	83,732
Total assets	144,690	135,955	125,293	120,195	112,919
Long term debt, including current portion	120,672	127,417	100,173	64,367	72,559
Total debt	141,722	141,117	112,923	76,747	86,009
Members’ equity (deficit)	(3,301)	(12,798)	249	30,471	14,000
Statements of Cash Flows Data:
Cash flows provided by (used in) operating activities	$8,384	$6,475	$14,100	$18,245	$(1,756)
Cash flows used in investing activities	(4,068)	(12,725)	(3,321)	(2,295)	(3,287)
Cash flows provided by (used in) financing activities	(4,092)	5,382	(16,774)	(9,356)	4,045
Other Financial Data:
Capital expenditures	$4,068	$2,725	$2,673	$2,741	$3,247
Ratio of earnings to Fixed Charges(2)	2.05	1.82	1.91	3.95	1.64

(1)	Because we are a limited liability company that has elected to be treated as a partnership for tax purposes, all of our profits and losses are allocated to our members and the Company is not subject to a taxation on those amounts.

(2)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of net income before fixed charges (the company does not incur income taxes). Fixed charges consist of interest expense including the amortization of deferred debt issuance costs, the amortization of capitalized interest, and the interest component of our operating rents.

(3)	As discussed in footnote 2 to our audited financial statements included in this Form 10-K, in September 2006, the Company changed the method of amortizing mine development costs to a units-of-production method, which change has been retroactively applied. The Income Statement impacts of the change were to reduce cost of sales-products by $1,934, $2,036, $2,919, and $873 for the fiscal years 2005, 2004, 2003, and 2002, respectively, with corresponding increases to Net Income to members for each year. The change had no impact on total operating cash flows.

(4)	Increase in Other Income, net, is due to the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor, as discussed in Note 8 to our financial statements included elsewhere in this Form 10-K.

Item 7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The statements in this discussion regarding the industry outlook, our expectations regarding the future performance of our business, and the other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the section entitled “Risk Factors” included in Item 1A of this Form 10-K. You should read the following discussion with the section entitled “Risk Factors” and the financial statements and notes thereto included elsewhere in this annual report on Form 10-K.

Company Overview

We are a producer of highway deicing rock salt in North America. We own and operate a rock salt mine located approximately 35 miles south of Rochester, New York. Our mine is located in the heart of the western and central New York and Pennsylvania snow belt, with on-site access to truck and rail transportation.

Salt mines and mining operations are long-lived assets. Based solely on data extrapolated from areas within a one-mile radius of our drill holes, we believe that our mine currently has over 52 years of remaining mineable reserves at the current production rate of 3.0 million tons per year.

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

From fiscal year 2001 to 2003, we increased our sales volume from 1.0 million tons to 3.2 million tons, and our revenues from $29.1 million to $95.5 million. This increase in sales corresponded to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding, and distribution while reducing freight costs, we have successfully maintained our 3.2 million ton sales volumes while increasing revenues and gross income from $95.5 million and $26.7 million, respectively, in fiscal 2003 to $95.7 million and $31.8 million in fiscal 2006. For the 2006-2007 season, we expect our awarded contract tonnage to marginally increase as compared to the prior two winter seasons. Over the past eight winters, through September 30, 2006, we have on average sold approximately 96% of our awarded volume.

Due to the fact that December 2006 weather conditions in the Company’s market areas have been much milder to date than normal, the Company has accumulated a substantial inventory of salt available for distribution to its customers. As a result, the Company has elected to temporarily cease production of salt commencing December 26, 2006. Although the Company anticipates that such cessation will be for a two to three week period, the actual length will depend upon the winter weather in the coming weeks.

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

Salt Deposits, Mineral Rights, and Mine Development Costs

Salt deposits and mineral rights are underground reserves with respect to which the Company has extraction rights. Mine Development Costs are primarily underground assets used in the production of salt with amortization lives linked to the quantity of available production reserves. Depletion of salt deposits and mineral rights and amortization of mine development costs occur as the minerals are extracted based on units-of-production and engineering estimates of total reserves. As such, our mineral rights interests include estimates of probable mineral reserves. As such, the carrying values, depletion and amortization expense charges for these assets are dependent upon estimates of proven mineral reserves. The impact of revisions to our reserve estimates is recognized on a prospective basis.

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

Results of Operations

The following table sets forth certain historical financial information for the fiscal years ended September 30, 2006 2005, and 2004. The historical financial information for the fiscal years ending September 30, 2005 and 2004 have been adjusted as discussed in footnote 2 to the accompanying financial statements. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis of the business trends.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-K.

	2006	2005	2004
Sales
Bulk	$93,755,596	$102,639,106	$93,554,096
Packaged	1,897,617	1,973,506	2,948,103

Total sales	95,653,213	104,612,612	96,502,199

Cost of sales
Freight and handling	42,943,260	46,006,339	42,417,385
Products	20,890,408	28,053,439	25,556,298

	63,833,668	74,059,778	67,973,683

Gross income	31,819,545	30,552,834	28,528,516
Operating expenses	7,940,016	8,233,752	6,633,907

Income from operations	23,879,529	22,319,082	21,894,609

Other income (expense)
Interest expense	(12,006,524)	(11,399,210)	(8,020,965)
Other interest	—	—	(2,679,307)
Interest income	123,836	95,101	123,514
Other financing charges	(70,422)	(12,014)	(151,579)
Other, net	2,181,742	12,250	12,307

Total other expense	(9,771,368)	(11,303,873)	(10,716,030)

Net income	$14,108,161	$11,015,209	$11,178,579

Fiscal Year Ended September 30, 2006 Compared to Fiscal Year Ended September 30, 2005

Sales

Total sales for the fiscal year ended September 30, 2006 of $95.7 million decreased $8.9 million, or 8.5%, as compared to $104.6 million during fiscal 2005. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $9.0 million decrease was primarily attributable to a 16.5% decrease in tonnage sold partially offset by a 9.5% increase in sales price per ton. The decrease in tonnage sold was due to significantly milder and drier winter weather conditions in fiscal 2006, as compared to fiscal 2005.

Gross Income

Gross income for fiscal 2006 of $31.8 million increased by $1.3 million, or 4.3%, compared to $30.5 million for fiscal 2005. Gross income increased despite significantly lower sales volume and increased per ton freight and handling costs due primarily to the increase in sales price per ton.

Components of cost of sales changed as follows:

•	Cost of sales – freight and handling for fiscal 2006 decreased by $3.1 million or 6.7% corresponding to the 16.5% decrease in tons sold offset by an 11.78% increase in the cost per ton due to increased fuel prices.

•	Cost of sales – products for fiscal 2006 decreased $7.2 million or 25.5%. The decrease is primarily attributable to the 16.5% decrease in tonnage sold and a decrease of 10.8% in the production cost per ton.

Operating Expenses

Operating expenses of $7.9 million for fiscal 2006 decreased $0.3 million, or 3.6%, as compared to $8.2 million for the same period in fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The decrease in operating expenses for fiscal 2006 is primarily attributable to a decrease of $0.5 million in legal and consulting fees as a result of the settlement of the litigation with the EPC Contractor, as discussed in Note 8 to our audited financial statements included elsewhere in this Form 10-K, offset by an increase in accounting fees of approximately $0.2 million primarily related to expense incurred for the amended filings of our historical financial statements in connection with the change in accounting principle discussed in Note 3 to the Selected Financial Information table.

Other Income (Expense)

Other expense of $9.8 million for fiscal 2006 decreased $1.5 million, or 13.6%, as compared to $11.3 million in fiscal 2005. Other expense consists primarily of interest expense of $12.0 million on our credit facility and other related financing charges, which increased by $0.6 million, or 5.6%, offset by the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor, as discussed in Note 8 to our financial statements included elsewhere in this Form 10-K .

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

Operating Expenses

Operating expenses of $8.2 million for fiscal 2005 increased $1.6 million, or 24.2%, compared to $6.6 million for fiscal 2004. Operating expenses primarily consist of selling, general, and administrative expenses, miscellaneous overhead, and non-production related depreciation and amortization expenses. This increase is primarily attributable to a $0.6 million increase for legal and consulting fees related to the FKF litigation with respect to which the Company reached a settlement on June 30, 2005 (see Note 8 to our financial statements appearing elsewhere in this Form 10-K ), $0.2 million of increased stockpile expenses, increased amortization of $0.3 million for capitalized financing costs arising out of our March 17, 2004 refinancing, with the remainder attributable to increased operating overhead.

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

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Our ongoing cash flows have served to significantly strengthen our working capital position, while funding debt service, capital expenditures and permitted distributions to our members. Additional information regarding our cash flows for fiscal 2006 is provided below.

Fiscal Year Ended September 30, 2006, Compared to Fiscal Year Ended September 30, 2005

Operating Activities – Net cash provided by operating activities was $8.4 million for fiscal 2006 compared to $6.5 million in net cash provided during fiscal 2005. The $1.9 million increase was attributable to an increase in net income of $3.1 million, offset primarily by an increase in inventory of $10.9 million corresponding to lower sales volume in fiscal 2006 as compared to fiscal 2005.

Investing Activities – Net cash flow used in investing activities for fiscal 2006 and 2005 was $4.1 million and $12.7 million, respectively. For fiscal 2006, these cash flows primarily consisted of capital expenditures. For fiscal 2005, net cash flow used in investing activities consisted primarily of $1.6 million of capital expenditures, $4.8 million in capitalized mine development expenses resulting from the settlement of litigation with the EPC Contractor, as discussed in Note 8 to our audited financial statements included elsewhere in this Form 10-K, $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor, and payment of $1.0 million with respect to the EPC contractor’s last invoice dated December 2001. Both mine construction retention and last invoice amounts had been previously recorded as accrued liabilities on the Company’s balance sheet.

Financing Activities – Net cash used in financing activities was $4.1 million for fiscal 2006 as compared to $5.4 million provided by financing activities during fiscal 2005. During September 2006, we repurchased $3.0 million of our 9  1/2 % Senior Secured Notes due 2014. Also during fiscal 2006, we made $3.7 million of principal payments under our term loan facility, and paid distributions in the aggregate amount of $4.6 million to our members. This compares to $27.9 million of borrowings on long-term debt, $17.2 million used for net repayments on our revolving line of credit, $0.7 million principal repayments on our term loan and distribution to members of $24.1 million during fiscal 2005. In addition, during fiscal 2005 we had $2.0 million in cash provided by financed payables related to the timing of the litigation settlement payment discussed in footnote 8 to our audited financial statements included elsewhere in this Form 10-K.

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

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Total	Less than 1 year	1-2 years	2-3 years	3-4 years	5 or more years
	dollars in thousands
Long-Term Debt Obligations	$120,672	$1,959	$2,058	$2,168	$2,284	$112,203
Operating Lease Obligations	$35,191	$4,234	$4,205	$3,647	$3,570	$19,535
Interest Payable on Long-Term Debt	$72,116	$10,346	$10,175	$10,013	$9,842	$31,740
Line of Credit	$21,050	$21,050	$—	$—	$—	$—

Total	$249,029	$37,589	$16,438	$15,828	$15,696	$163,478

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

Due to the fact that December 2006 weather conditions in the Company’s market areas have been much milder to date than normal, the Company has accumulated a substantial inventory of salt available for distribution to its customers. As a result, the Company has elected to temporarily cease production of salt commencing December 26, 2006. Although the Company anticipates that such cessation will be for a two to three week period, the actual length will depend upon the winter weather in the coming weeks.

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

The following table reconciles EBITDA to net income for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Twelve Months Ended September 30,
	2006	2005	2004
Net Income to Members	$14,108	$11,015	$11,179
Interest Expense	12,007	11,399	8,021
Other Interest	—	—	2,679
Depletion, Depreciation and Amortization	5,648	5,083	5,011

EBITDA	$31,763	$27,497	$26,890

Add/Subtract
Interest Expense	(12,007)	(11,399)	(8,021)
Other Interest	—	—	(2,679)
(Gain) Loss on sale or disposal of asset	—	—	(7)
Changes in working capital and other assets and liabilities	(11,372)	(9,623)	(2,083)

Net cash provided by operating activities	$8,384	$6,475	$14,100

Net cash (used in) investing activities	($4,068)	($12,725)	($3,321)

Net cash (used in) provided by financing activities	($4,092)	$5,382	($16,774)

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change to the new accounting principle. The Company adopted this standard when it modified its accounting method for the depreciation of mine development assets from a straight line basis to the units-of–productions method as discussed in Note 2 to our audited financial statements included elsewhere in this Form 10-K.

In June 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. There will be no impact on the Company’s financial statements as the Company is a Limited Liability Corporation that elected Partnership status. The taxable income or loss and any available credits of the Company are includable on the individual income tax returns of the members.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have an impact on the Company.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. SFAS 158 is effective for the first fiscal year ending after December 15, 2006 for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. There will be no impact on our financial statements as the Company has no defined benefit plan or other post retirement plans.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes have a fixed interest rate, its bank facility is subject to variable interest rates keyed to LIBOR. As of September 30, 2006, we had $44.6 outstanding under our bank facility and $97.0 million of debt outstanding under our senior secured notes. Borrowings under our bank facility are subject to a variable rate, as of September 30, 2006 the variable rate was 5.83%. Our senior secured notes bear interest at a rate of 9.5% per annum. Our bank facility, with an available aggregate amount of up to $62.1 million, currently consists of (a) a $23.7 million balance remaining on the $32.1 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of September 30, 2006, there was $21.1 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our new bank facility. Assuming our current debt structure, plus a fully drawn $32.1 million term loan facility had been in place since October 1, 2005, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, it is estimated that our interest expense for the fiscal year ended September 30, 2006 would have increased by approximately $ 0.3 million.

Item 8

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Executive Committee

of American Rock Salt Company, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of American Rock Salt Company LLC at September 30, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Rochester, NY

December 19, 2006

American Rock Salt Company LLC

Balance Sheets

September 30, 2006 and 2005

	2006	2005
Assets
Current assets
Cash and equivalents	$2,457,514	$2,233,866
Accounts receivable, net of reserve for doubtful accounts of approximately $87,000 and $72,000 in 2006 and 2005 respectively	6,338,378	7,192,780
Inventory, net	42,932,64	32,039,685
Prepaid expenses	1,039,078	687,323

Total current assets	52,767,624	42,153,654
Property and equipment, net	83,362,807	84,263,151
Other assets
Salt deposits and mineral rights, net	2,578,062	2,603,100
Mine acquisition costs, net	382,082	388,108
Financing costs, net of accumulated amortization of approximately $947,000 and $771,000 in 2006 and 2005 respectively	5,599,693	6,547,178

Total other assets	8,559,837	9,538,386

	$144,690,269	$135,955,191

Liabilities and Member’s Equity
Current liabilities
Revolving line of credit	$21,050,000	$13,700,000
Current portion of long-term debt	1,959,015	2,849,444
Accounts payable	2,806,501	3,655,410
Accrued expenses	3,188,894	3,620,696
Related party payables	273,937	360,600

Total current liabilities	29,278,347	24,186,150
Long-term debt, net of current portion	118,713,308	124,567,223

Total liabilities	147,991,655	148,753,373
Members’ (deficit)
Class A Units, 6,250 units issued and outstanding at September 30, 2006 and 2005	(1,085,988)	(4,209,960)
Class F Units, 12,750 units issued and outstanding at September 30, 2006 and 2005	(2,215,398)	(8,588,222)

	(3,301,386)	(12,798,182)

	$144,690,269	$135,955,191

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Operations

Years Ended September 30, 2006, 2005 and 2004

	2006	2005	2004
Sales
Bulk	$93,755,596	$102,639,106	$93,554,096
Packaged	1,897,617	1,973,506	2,948,103

Total sales	95,653,213	104,612,612	96,502,199

Cost of sales
Freight and handling	42,943,260	46,006,339	42,417,385
Products	20,890,408	28,053,439	25,556,298

	63,833,668	74,059,778	67,973,683

Gross income	31,819,545	30,552,834	28,528,516
Operating expenses	7,940,016	8,233,752	6,633,907

Income from operations	23,879,529	22,319,082	21,894,609

Other income (expense)
Interest expense	(12,006,524)	(11,399,210)	(8,020,965)
Other interest	—	—	(2,679,307)
Interest income	123,836	95,101	123,514
Other financing charges	(70,422)	(12,014)	(151,579)
Other, net	2,181,743	12,250	12,307

Total other expense	(9,771,368)	(11,303,873)	(10,716,030)

Net income	$14,108,161	$11,015,209	$11,178,579

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Changes in Members’ Equity (Deficit)

Years Ended September 30, 2006, 2005 and 2004

	Class A Units	Class F Units	Total
Members’ equity - September 30, 2003	$10,023,393	$20,447,476	30,470,869
Net income	3,677,194	7,501,385	$11,178,579
Distribution to members	(13,618,530)	(27,781,471)	$(41,400,001)

Members’ equity - September 30, 2004	$82,057	$167,390	$249,447
Net income	3,623,453	7,391,756	$11,015,209
Distribution to members	(7,915,470)	(16,147,368)	$(24,062,838)

Members’ (deficit) - September 30, 2005	$(4,209,960)	$(8,588,222)	$(12,798,182)
Net income	4,640,880	9,467,281	$14,108,161
Distribution to members	(1,516,908)	(3,094,457)	$(4,611,365)

Members’ (deficit) - September 30, 2006	$(1,085,988)	$(2,215,398)	$(3,301,386)

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Cash flows

Years Ended September 30, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$14,108,161	$11,015,209	$11,178,579
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation	4,648,473	4,262,041	4,134,820
Depletion	45,692	43,583	48,333
Provision for bad debts	15,000	25,000	35,628
Amortization of mine acquisition and financing costs	953,511	777,273	828,061
(Gain)/Loss on sale or disposal of equipment	284,426	—	(7,217)
Changes in
Accounts receivable	854,402	(3,585,325)	2,384,456
Inventory	(10,892,970)	(6,897,662)	(6,080,084)
Prepaid expenses	(351,755)	30,472	(71,421)
Accounts payable	(848,909)	196,246	1,401,913
Accrued expenses	(431,802)	607,830	246,632

Net cash provided by operating activities	8,384,229	6,474,667	14,099,700

Cash flows from investing activities
Proceeds on sale or disposal of equipment	—	—	25,000
Mine development expenditures	—	(10,000,000)	—
Purchase of property and equipment	(4,068,209)	(2,724,574)	(2,672,699)
Purchase of salt deposits and mineral rights	—	—	(673,271)
Grant proceeds	—	—	—

Net cash (used in) investing activities	(4,068,209)	(12,724,574)	(3,320,970)

Cash flows from financing activities
Borrowings on long-term debt	—	27,934,810	—
(Repayments) on long-term debt	(3,699,344)	(691,739)	(64,193,634)
Payment of financing costs	—	—	(7,713,051)
Borrowings on revolving line of credit	7,350,000	18,120,000	18,180,000
Repayments on revolving line of credit	—	(17,170,000)	(17,810,000)
Issuance of senior secured notes	—	—	100,000,000
Distribution to Members	(4,611,365)	(24,062,838)	(41,400,001)
Decrease/(Increase) in Restricted Cash	—	1,328,126	(1,328,126)
Decrease/(Increase) in Bond Holding	(3,045,000)	—	—
(Repayments) borrowings of related party payables	(86,663)	(76,365)	(2,508,987)

Net cash (used in) provided by financing activities	(4,092,372)	5,381,994	(16,773,799)

Net increase (decrease) in cash and equivalents	223,648	(867,913)	(5,995,069)
Cash and equivalents - beginning of year	2,233,866	3,101,779	9,096,848

Cash and equivalents - end of year	$2,457,514	$2,233,866	$3,101,779

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Notes to Financial Statements

For the years ended September 30, 2006, 2005 and 2004

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

2.	Summary of Significant Accounting Policies

Basis of Accounting

The financial statements are prepared on the accrual basis of accounting, in accordance with US GAAP.

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

Fixed Assets and Depreciation

The Company concluded in September 2006 to change its method of amortizing its mine development costs from the straight line method to the units-of-production method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, the Company retrospectively adjusted its financial statements for all periods to reflect such change, as reflected in the Company’s 10-K/A for the fiscal year ended September 30, 2005.

Mine development costs, primarily underground assets used in the production of salt, had a gross total of $69.8 million as of September 30, 2006 and are included on the Company’s balance sheet in property and equipment, net. Under the units-of-production method, the assets are amortized based on the tons of salt extracted compared to the total tons of proven salt reserves. This accounting method reflects the usage patterns of these assets, links their estimated useful lives to the life of the Company’s proven salt reserves, and is the industry predominant accounting practice for similar assets.

The Company believes it had approximately 8,120 acres of proven salt reserves with approximately 176,000,000 tons of proven salt reserves prior to mining activity.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2006, 2005 and 2004

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

Salt Deposits and Mineral Rights

Salt deposits and mineral rights are underground reserves on which the Company has extraction rights. Salt deposits and mineral rights are amortized as the minerals are extracted, based on units-of-production and engineering estimates of total reserves. The impact of revisions to reserve estimates is recognized on a prospective basis. Salt deposits and mineral rights are presented net of accumulated depletion of approximately $244,000 and $204,000 at September 30, 2006 and 2005, respectively. Depletion expense was approximately $46,000, $44,000, and $48,000 in fiscal 2006, 2005, and 2004, respectively.

Mine Acquisition Costs

Mine acquisition costs consist of legal and consulting fees incurred to obtain mineral rights and other expenses. The costs are amortized using the units-of-production method. Mine acquisition costs are presented net of accumulated amortization of approximately $45,000 and $39,000 at September 30, 2006 and 2005, respectively. Amortization expense was approximately $6,000, $7,000, and $8,000 in fiscal 2006, 2005, and 2004, respectively.

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

For the years ended September 30, 2006, 2005 and 2004

Financing Costs

Financing costs include legal, professional and other related fees incurred in connection with obtaining financing, and are being amortized over the terms of the related obligations.

Revenue Recognition

The Company recognizes revenue upon transfer of title or in accordance with contracted terms which are primarily FOB destination. The Company sells mineral products, primarily salt and mixed salt products. Sales include customer billings excluding sales tax charged on the product and include shipping and handling costs. The shipping and handling costs are expensed when the product is sold.

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

For the years ended September 30, 2006, 2005 and 2004

Fair Value Disclosures of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values at September 30, 2006 and 2005.

The estimated fair value of the Company’s long-term debt is approximately $124,792,911 as of September 30, 2006. The estimated fair value was based on market yields for similar instruments.

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

Supplemental Disclosure of Cash Flow Activities

Supplemental information regarding cash flow activities for the year ended September 30:

	2006	2005
Cash paid for interest	$11,716,750	$11,593,107

3.	Inventory

Inventory consists of the following at September 30:

	2006	2005
Supplies	$1,190,882	$1,055,798
Finished Goods, Salt	41,779,498	31,021,612

	42,970,380	32,077,410
Less:
Reserve	(37,725)	(37,725)

	$42,932,655	$32,039,685

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2006, 2005 and 2004

4.	Property and Equipment

Property and equipment consisted of the following at September 30:

	2006	2005
Land	$683,882	$672,701
Buildings	3,299,156	3,290,421
Land improvements	3,150,956	2,874,288
Conveyors	6,893,229	5,977,323
Processing equipment	5,130,791	4,996,309
General mining equipment	4,585,919	4,236,778
Mobile mining equipment	10,318,806	8,366,560
Furniture and fixtures	43,442	30,720
Vehicles	370,735	296,234
Computers and peripheral equipment	825,990	714,914
Mine development costs	69,812,948	69,812,948
Mine development in progress	58,047	120,923

	105,173,902	101,390,119
Less: Accumulated Depreciation	(21,811,095)	(17,126,968)

	$83,362,807	$84,263,151

5.	Leases

The Company has entered into several agreements for the storage and handling of its salt at several stockpiles; several of these agreements include land and building rent. In addition, the Company has various lease agreements for railcars. These obligations extend through 2016. Most leases contain renewal and purchase options. No leases contain restrictions on the Company’s activities concerning capital distributions, additional debt, or further leasing. Rental expenses for all operating leases amounted to approximately $4,817,000, $4,152,000 and $4,453,000 during fiscal 2006, 2005 and 2004, respectively.

Future minimum rental payments under operating leases with non-cancelable terms in excess of one year are as follows.

	Property	Equipment	Total
2007	$72,000	$4,162,094	$4,234,094
2008	72,000	4,132,719	4,204,719
2009	54,000	3,592,953	3,646,953
2010	—	3,570,308	3,570,308
2011	—	3,224,322	3,224,322
Thereafter	—	16,310,692	16,310,692

	$198,000	$34,993,088	$35,191,088

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2006, 2005 and 2004

6.	Long-Term Debt

Long-term debt consisted of the following at September 30:

	2006	2005
Senior Secured Notes

Senior Secured Notes at September 30, 2006 of $96,955,000, currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the principal amount of the notes at the established price plus accrued and unpaid interest may under certain circumstances be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012.

	$96,955,000	$100,000,000
Senior Term Loan
Senior Term Loan at September 30, 2006, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 5.83% as of September 30, 2006.	23,592,428	27,266,936
Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	124,895	149,731

	120,672,323	127,416,667
Less: Current maturities of long-term debt	(1,959,015)	(2,849,444)

	$118,713,308	$124,567,223

On March 7, 2006, the Company amended its bank facility primarily in order to reduce the pricing grid leverage ratio and to eliminate certain financial covenants, as previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2006. At September 30, 2006, the Company’s bank facility in the aggregate principal amount of $53.6 million consisted of: (a) a $23.6 million term loan, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan has a maturity of eight years commencing March 7, 2006. The working capital facility has an initial term of five years commencing March 7, 2006.

The term loan was drawn at the conclusion of the litigation (see footnote 8). At September 30, 2006, a balance of $23.6 million was outstanding bearing interest at a rate of 5.83%.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2006, 2005 and 2004

The working capital facility permits the Company to borrow up to $30,000,000 in revolving loans with a $7,000,000 sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of September 30, 2006, the Company had $21,050,000 drawn and $2,000,000 of standby letters of credit outstanding under the working capital facility, with approximately $8.4 million of remaining availability thereunder. Amounts under the working credit facility when outstanding bear an interest rate of 5.83%.

The aggregate maturities of long-term debt for each of the five fiscal years subsequent to September 30, 2010 and thereafter are as follows:

2007	$1,959,188
2008	2,057,784
2009	2,168,103
2010	2,284,341
2011	2,386,326
Thereafter	109,816,581

$120,672,323

7.	Related Party Transactions

Legal Services

Certain legal costs were incurred by the Company and paid to an organization affiliated with several of our members of approximately $443,000, $990,000 and $1,348,000 during fiscal 2006, 2005 and 2004, respectively. With respect to the fees incurred in fiscal 2004, a total of $1,072,000 was included in operating expenses and $276,000 has been capitalized on the balance sheet in other assets-financing costs. With respect to the fees incurred in fiscal 2006 and 2005, a total of $443,000 and $990,000 respectively, were included in operating expenses.

Goods and Services

Certain members, or their affiliates received management and services fees of approximately $478,000, $294,000, and $294,000 during fiscal 2006, 2005, and 2004, respectively. These amounts are included in operating expenses.

Additionally, certain members or their affiliates received payments for goods and services of approximately $1,646,000, $1,473,000, and $1,526,000 during fiscal 2006, 2005, and 2004, respectively. In fiscal 2006, approximately $1,360,000 of the total $1,646,000 is included in cost of sales – products with the remaining balance in operating expenses. In fiscal 2005, approximately $1,142,000 of the total $1,473,000 is included in cost of sales – products with the remaining balance in operating expenses. In fiscal 2004, approximately $1,170,000 of the total $1,526,000 is included in cost of sales – products with the remaining balance in operating expenses.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2006, 2005 and 2004

Financing Costs

Certain costs were incurred from a member which was, until the refinancing during fiscal 2004, also a lender, for administrative fees of approximately $0, $0 and $94,000, principal payments in the amount of approximately $0, $0 and $15,278,000, and interest payments in the amount of approximately $0, $0 and $848,000 during fiscal 2006, 2005 and 2004, respectively. In March, 2004 the Company repaid in full all principal and interest owing to this lender, plus a prepayment fee of approximately $1,925,000. All amounts, excluding interest and prepayment penalties, are included in operating expenses.

Certain costs were incurred from an affiliate of a member for financial advisory fees of approximately $197,500, $310,000 and $1,810,000 for the fiscal year ended 2006, 2005 and 2004, respectively. This amount is recorded as an operating expense for fiscal years 2006 and 2005, and an asset on the balance sheet in other assets—financing costs for 2004 and is being amortized over the life of the related debt.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive NOMIs related to the acquisition of mineral rights equal to 2.5 percent of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $2,346,000, $2,396,000, and $2,166,000 during 2006, 2005, and 2004, respectively. These amounts are included in cost of sales–products.

8.	Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company was involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. In July 2005, the Company paid a total of $10 million to the EPC Contractor, including $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor and the last invoice dated December 2001 totaling $1.0 million, both of which had been previously recorded as accrued liabilities on the Company’s balance sheet. The remaining $4.8 million of the settlement payment was for additional mine construction expenditures and was also recorded on June 30, 2005 as capitalized mine development costs. The Company agreed to share with the EPC Contractor one-half of any payment received by the Company in connection with its claims against Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas and Lloyd’s U/W at London, Sponsoring Syndicates, third party defendants in the action (the “Willis parties”). Other terms of the settlement are confidential by agreement of the parties. The settlement also freed the Company from any further obligation under a $32.1 million bond the Company posted as security to discharge a mechanic’s lien the EPC Contractor had filed against the Hampton Corners Salt Mine arising out of the dispute between the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2006, 2005 and 2004

On October 18, 2005, the court in which the remaining litigation against Willis and Lloyd’s was pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance, and the Company and the EPC Contractor subsequently agreed to a settlement of their claims against Willis and Lloyd’s. The claims against the Willis parties were settled on February 27, 2006 for $4.2 million, one-half of which was retained by the Company and one-half of which was paid over to the EPC Contractor, both net of litigation expenses, pursuant to the terms of the original settlement. The Company’s amount ($2.1 million) has been included as Other Income in the Statement of Operations for the fiscal year ended September 30, 2006.

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

Livingston County IDA Assistance

On September 1, 1998, Livingston County Industrial Development Agency (“IDA”) approved the Payment-in-Lieu-of-Tax (“PILOT”) Agreement between the Company and the IDA. Under the terms of the Agreement, the Company receives abatements on a percentage of property taxes through 2031, exemption from mortgage taxes related to the financing of the mine and exemption from sales and use taxes otherwise payable on all purchases made to construct the mine. Under the agreement, the Company is required to maintain a staffing level of 124 full time or equivalent employees (“Full Time Employees”). If the Full Time Employees fall below 75 percent of 165 (124), the PILOT payments increase based on a pre-defined formula. The Company has 218 Full Time Employees as of September 30, 2006.

Electricity Supply Agreement with Rochester Gas and Electric Corporation

On October 28, 1998, the Company entered into a seven-year Individual Service Agreement with Rochester Gas and Electric Corporation (“RG&E”) which provides for RG&E to connect the mine to its system at no cost to the Company, with certain exceptions, and to supply electricity at 6.6 cents plus tax per kilowatt hour for the first five years and then an indexed rate in the following two years. Contract terms commenced upon connection of the mine to the RG&E system in March 2000 and extend through July 2007. The Company will have minimum take or pay obligations equal to $495,000 per year. For the years ended September 30, 2006, 2005 and 2004, the Company met the minimum requirement.

Transportation and Gas Service Agreement with New York State Electric and Gas Corporation

On December 31, 1998, the Company entered into a seven-year Transportation and Gas Service Agreement with New York State Electric and Gas Corporation (“NYSEG”) to purchase the transportation of natural gas energy commencing November 11, 1999. The Company is required to purchase the transportation of 585,000 therms per year. In the event that the requirement is not met, the Company is obligated to pay $.10 per therm for each therm under 585,000. The Company was required to pay approximately $33,000, $30,000, and $32,000 to meet its required minimums under this agreement during fiscal 2006, 2005, and 2004, respectively

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2006, 2005 and 2004

Sales Contracts

The Company has various salt sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of nonperformance. The amount of such performance penalties, if any, would be dependent upon failure to perform and factors such as weather patterns and resultant product demand in the Company’s geographic markets and as a result cannot be estimated. For the three fiscal years ended September 30, 2006, the Company has not incurred any penalties related to these sales contracts. At September 30, 2006, the Company had approximately $12.5 million of outstanding performance bonds.

Railcar Agreements

The Company has agreements with rail carriers for the transportation of its rock salt. These agreements have minimum usage requirements that obligate the Company to pay, in the aggregate, a minimum of $1.9 million per annum. In fiscal 2006, 2005 and 2004, the Company met its minimum usage requirements. The current agreements expire in 2011. Based on current projections, the Company expects to meet the minimum usage requirements for the remainder of the agreements.

9.	Employee Benefit Plan

The Company administers a 401(k) defined contribution plan covering substantially all employees. Total expense related to the employer matching contribution was approximately $202,000, $212,000, and $206,000 in fiscal 2006, 2005, and 2004, respectively.

10.	Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Specifically, SFAS No. 154 requires “retrospective application” of the direct for a voluntary change in accounting principle to prior periods’ financial statements, if it is practicable to do so. SFAS No. 154 also strictly redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS No. 154 replaces APB No. 20, which requires that most voluntary changes in accounting principle be recognized by including in net income of the period of the change to the new accounting principle. The Company adopted this change when it modified its accounting method for the depreciation of mine development assets from a straight line basis to the units-of–productions method as discussed in Note 2 to above.

In June 2006 the FASB issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and defines the criteria that must be met for the benefits of a tax position to be recognized. FIN 48 is effective for fiscal years beginning after December 15, 2006. There will be no impact on the Company’s financial statements as the Company is a Limited Liability Corporation that elected Partnership status. The taxable income or loss and any available credits of the Company are includable on the individual income tax returns of the members.

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We do not expect SAB 108 to have an impact on the Company.

In September 2006 the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires companies to recognize the funded status of pension and other postretirement benefit plans on sponsoring employers’ balance sheets and to recognize changes in the funded status in the year the changes occur. SFAS 158 is effective for the first fiscal year ending after December 15, 2006 for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. There will be no impact on our financial statements as the Company has no defined benefit plan or other post retirement plans.

11.	Subsequent Events

On October 10, 2006, the Company purchased $500,000 of its 9 1/2% Senior Secured Notes due 2014 for an aggregate purchase price of $518,299, which amount comprises principal and accrued interest for the Notes purchased. On December 5, 2006, the Company purchased an additional $2,500,000 of its 9 1/2% Senior Secured Notes due 2014 for an aggregate purchase price of $2,630,902, which amount comprises principal and accrued interest for the Notes purchased. The Company intends to retire all such Notes.

Item 9

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures as of September 30, 2006. (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

Part III

Item 10

Directors and Executive Officers of the Registrant

The following table sets forth information with respect to our Managers, executive officers, and key employees as of September 30, 2006:

Name	Age	Position
Joseph G. Bucci	63	Vice Chairman, Operations, Vice President, Real Estate, Executive Committee Member and Class F Manager

Gunther K. Buerman	63	Chairman, Executive Committee Member and Class F Manager

Neil L. Cohen	45	Vice Chairman, Finance and Marketing, Executive Committee Member and Class F Manager

Donald B. Holman	59	Vice President, Marketing

Raymond R. Martel	49	Chief Financial Officer

Gary L. Perrin	50	Human Resources Manager

Gregory J. Norris	43	Plant Manager

Charles T. Collins	41	Class A Manager

C. Wesley Gregory III	50	Class A Manager

Gregory O’Connell	64	Class A Manager

John M. Odenbach, Jr.	56	Class A Manager

E. Philip Saunders	69	Class A Manager

Thomas Terry, Jr.	73	Class A Manager

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

Gunther K. Buerman became a Manager of the Company in January 1997 and Chairman of the Board of Managers of the Company in 2002. He is the Chairman of Harris Beach PLLC where he has been an associate or equity member since 1968 in the area of corporate and commercial law. He serves on the board of directors of a number of private entities and non-profit organizations. Mr. Buerman holds a J.D. from Syracuse University College of Law and a B.A. from St. Lawrence University.

Neil L. Cohen became a Manager of the Company in January 1997 and Vice Chairman, Finance and Marketing in 2002. He is the President and managing member of Cohen & Company, LLC, a private equity firm he founded in 1994. Mr. Cohen is currently a board member of a number of private entities and non-profit organizations. Mr. Cohen holds an M.S. in Management with concentrations in corporate strategy, finance, and management of technological innovation from MIT and a B.E.S. in Mathematical Sciences from The Johns Hopkins University.

Messrs. Bucci, Buerman, and Cohen are parties to a voting agreement which limits the ability of any such person to vote on any changes to the Company’s operating agreement which would have the effect of removing any party to the voting agreement from the Executive Committee or amending the rules for voting for Class F Managers.

Class A Managers

Charles T. Collins became a Manager of the Company in November 1998. Mr. Collins served as the Company’s Chief Financial Officer from January 1997 to November 1998. He is the managing director of Cohen & Company, LLC, a private equity firm he joined in 1996. Prior to joining Cohen & Company, Mr. Collins was a CPA and manager in the audit practice of Coopers & Lybrand, LLP, which he joined as an associate in 1988. He holds a B.S. in Accounting from New York University.

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

E. Philip Saunders became a Manager of the Company in November 1998, and served as its Chief Executive Officer from May 2000 through September 2003. Mr. Saunders is Chief Executive Officer of Genesee Regional Bank and Swain Ski & Snowboard Center, and serves on the boards of directors of Roswell Hospital, Griffith Energy, Paul Smiths College, the American Red Cross, Lewis Tree Service, PCORE Electric Co., Inc., the National Association of Truckstop Operators Foundation, Genesee Valley Trust Company and Genesee Regional Bank. Mr. Saunders previously served on the boards of directors of Hahn Automotive, Fleet Bank of New York, Ryder Systems, Excellus, Inc. of Rochester, Rochester General Hospital and the Petroleum Marketing Education Foundation. Mr. Saunders previously served as Chief Executive Officer of

Truckstops of America, Inc., Econo- Car International, Inc., Griffith Oil, Sugar Creek Corporation, Travel Ports of America, Inc. and Richardson Foods Corporation.

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

Donald B. Holman is the Company’s Vice President, Marketing. He is responsible for developing and executing the Company’s marketing and distribution strategy. Mr. Holman’s industry experience includes 34 years in various facets of the salt business including governmental bidding, distribution, and market research. Mr. Holman joined International Salt Company (later acquired by Akzo Nobel) in 1970. In 1974, Mr. Holman became Manager of Highway Bidding of Akzo Nobel and in 1984 became General Planning Manager for its Highway/Chemical Division. Mr. Holman joined the Company upon its formation in January 1997.

Raymond R. Martel became Chief Financial Officer of the Company in November 1998. He is responsible for all treasury, accounting, reporting, information technology, and risk management activities. Mr. Martel has 26 years of financial experience, including 5 years of management consulting and 10 years of concentrated mineral industry experience. Mr. Martel’s prior employers include British Petroleum and Coopers & Lybrand, LLP, where he was a member of the Tax/Finance teams supporting exploration and development of mineral properties. Mr. Martel’s major area of responsibility was the financial and tax reporting for the development of the liquid natural gas property on the Northwest Shelf of Australia. Mr. Martel serves on the board of directors of Tri County Family Medicine, Livingston County Chamber of Commerce, and Board of Trustees for Houghton College.

Gary L. Perrin is the Company’s Human Resources Manager. He joined the Company in March 2001. Mr. Perrin has over 23 years of diversified management experience in Human Resources and Finance. Prior to joining the Company, Mr. Perrin was employed by Stroehmann Bakeries Inc. and the Quaker Oats Company. He has worked with organizations experiencing rapid growth and also has guided organizations through periods of downsizing, including layoffs and office/plant closings. Mr. Perrin has labor relations experience with the following unions: United Steel Workers of America (USWA), International Brotherhood of Teamsters (IBT), Bakery, Confectionary, Tobacco Workers International (BC&T), United Food and Commercial Workers (UFCW) and Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE).

Gregory J. Norris was named the company’s Plant Manager in September 2005. Previously, he was the Company’s Engineering Manager. He joined the Company in June 2000. Mr. Norris has over 17 years of mine engineering experience, including five years working for Akzo Nobel Salt, Inc. at two different salt mines. He has worked in copper and silver mines for Copper Range Company, and has managed a 1.0 million tons-per-year limestone quarry for Southdown Inc.

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

Code of Ethics

As of September 30, 2006, the Company had not adopted a “Code of Ethics” as defined in applicable Securities and Exchange Commission regulations. The Board of Managers believes that our current internal control procedures and business practices are adequate to promote honest and ethical conduct and to deter wrongdoing by these executives.

Item 11

Executive Compensation

Managers’ Fees

Each board member of the Executive Committee is entitled to compensation at a rate of $4,000 per month as a member of the Executive Committee. Additionally, each member of the Executive Committee is entitled to receive $50,000 annually as compensation for his role in fulfilling the duties of co-chief executive officer. All Managers, including the Executive Committee members, are entitled to reimbursement for all reasonable out-of-pocket expenses incurred by them in connection with their performance of services in that capacity.

Executive Compensation

The following table sets forth information concerning the compensation paid by the Company for each of the fiscal years ended September 30, 2006, 2005 and 2004 to (i) the three individuals who collectively serve as the Company’s chief executive officer, and (ii) the two other most highly compensated individuals (based on total salary and bonus for the last completed fiscal year) who were serving as executive officers at the end of the fiscal year ended September 30, 2006, and whose total compensation was in excess of $100,000 (collectively, the “Named Executive Officers”).

	Fiscal Year	Annual Compensation
Name and Principal Position		Salary	Bonus	Other Annual Compensation
Joseph Bucci, Vice Chairman, Operations, Vice President, Real Estate and	2006	$109,992	$75,000	$98,000
Co-Chief Executive Officer (1), (2)	2005	109,992	65,000	98,000
	2004	109,992	65,000	98,000
Gunther Buerman, Chairman and Co-Chief Executive Officer (1)	2006	—	—	98,000
	2005	—	—	98,000
	2004	—	—	98,000
Neil Cohen, Vice Chairman, Finance and Marketing and Co-Chief Executive Officer (1)	2006	—	—	98,000
	2005	—	—	98,000
	2004	—	—	98,000
Donald Holman, Vice President Marketing (3)	2006	137,040	35,000	5,161
	2005	135,205	35,000	5,106
	2004	124,030	35,000	4,771
Raymond Martel, Chief Financial Officer (3)	2006	107,028	27,500	4,036
	2005	104,507	22,500	3,810
	2004	96,863	72,500	5,081

(1)	Messrs. Bucci, Buerman, and Cohen collectively serve as Chief Executive Officer for the Company. Amounts included in “Other Annual Compensation” for Messrs. Bucci, Buerman and Cohen represent fees paid to such persons for service as a member of the Executive Committee and service as Co-Chief Executive Officer.

(2)	From June 2003 through September 2005, Mr. Bucci also served as plant manager for the Company.

(3)	Amounts included in “Other Annual Compensation” for Messrs. Holman and Martel represent employer matching Contributions under the Company’s 401(k) plan.

Membership Unit Plan

The Company has established a Membership Unit Plan under which it may grant the right to purchase up to 1,000 Class E Units to certain employees and executive officers of the Company. The purchase price for any Units issued under the plan is to be determined by the Board of Managers at the time of the award, but may not be less than the greater of $2,000 or the fair market value of the Unit on that date. The Company has certain repurchase rights with respect to Units issued under the plan, with repurchase rights lapse at a rate of 25% per year beginning with the first anniversary of the issuance of Units under the plan. As of the date of this Form 10-K , the Company had not made any awards under this plan.

Compensation Committee Interlocks and Insider Participation

As of September 30, 2006, the Company did not have a compensation committee. The Company’s entire Board of Managers functions as the compensation committee. No interlocking relationship existed during the last completed fiscal year between the Company’s Board of Managers and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

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

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Units as of September 30, 2006, with respect to (i) holders having beneficial ownership of more than 5% of the Company’s Common Units, (ii) each of our Managers, (iii) each Named Executive Officer, and (iv) all Managers and executive officers as a group:

Name and Address of Beneficial Owner (1)	Class and Number of Units		Percent of Class Beneficially Owned
	Class A	Class F	Class A	Class F
Joseph G. Bucci (2)(3)	—	3,952.5	—	31.0%

Gunther K. Buerman(2)	—	4,122.1	—	32.3%

Neil L. Cohen(2)(4)	—	3,442.5	16.2%	27.0%

Donald B. Holman	—	61.2		—

General Electric Capital Corporation 120 Long Ridge Road, 3rd Fl. Stamford, CT 06927	1,250.0	—	20.0%	—

Dolomite Products Co., Inc. 1150 Penfield Road Rochester, NY 14625	1,250.0	—	20.0%	—

C&C Salt, LLC(5) c/o Cohen & Company, LLC 800 3rd Avenue New York, NY 10022	1,012.5	—	16.2%	—

Thomas Terry, Jr.(6)	1,000.0	318.8	16.0%	2.5%

E. Philip Saunders (6)	300.0	—	4.8%	—

Gregory O’Connell (6)	250.0	—	4.0%	—

C. Wesley Gregory, III(6)	62.5	—	1.0%	—

All Managers and executive officers as a group	2,625.0	11,897.0	42.0%	93.3%

*	Denotes ownership of less than 1%.

(1)	All addresses are c/o American Rock Salt Company LLC, 3846 Retsof Road, Retsof, New York 14539, unless otherwise noted.

(2)	Class F Manager and Executive Committee member.

(3)	Does not include 12.0 Class A Units indirectly held by Mr. Bucci, reflecting his percentage interest in 150.0 Class A Units held by ARSC, LLC, over which Mr. Bucci has no voting or investment power.

(4)	The Class A Units beneficially owned by Mr. Cohen are held by C&C Salt, LLC, of which Mr. Cohen is a member and over which Mr. Cohen has sole voting and investment control, through his control of C&C Capital Associates, LLC, the managing member of C&C Salt, LLC. Mr. Cohen disclaims beneficial ownership of all Class A Units held by C&C Salt, LLC, except to the extent of 25.0 Class A Units, in which he has an indirect pecuniary interest.

(5)	Neil L. Cohen, a Class F Manager and Executive Committee member, and Charles T. Collins, a Class A Manager, are members of C&C Salt, LLC. Mr. Collins has no voting or investment power over the Class A Units held by C&C Salt, LLC and has an indirect pecuniary interest in 87.5 of those Class A Units.

(6)	Class A Manager.

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

Legal Services

Gunther K. Buerman, one of the founders of the Company and Chairman of the Executive Committee, is the Chairman of Harris Beach PLLC, a law firm which serves as general outside counsel to the Company. In addition, certain current and former members of the firm of Harris Beach PLLC own in the aggregate 150.5 Class A Units of the Company (not including the Units owned by Mr. Buerman). The Company incurred legal expenses to Harris Beach of approximately $443,000, $990,000, and $1,348,000 during fiscal 2006, 2005, and 2004, respectively.

Financial Advisory Services

Neil L. Cohen, one of the founders of the Company and a member of the Executive Committee, is the President of Cohen & Company, LLC, a private equity firm which has provided financial advisory services to the Company. Charles T. Collins, a Class A Manager of the Company, is a managing director of Cohen & Company, LLC. In fiscal 2006, Cohen & Company received financial advisory fees totaling $197,500. In fiscal 2005, Cohen & Company received financial advisory fees totaling approximately $310,000. In fiscal 2004, in connection with the recapitalization associated with the issuance of the Company’s senior secured notes, Cohen & Company, LLC received fees totaling approximately $1,810,000, plus reimbursement of out-of-pocket expenses.

General Contractor Services

E. Philip Saunders, a Class A member and Manager of the Company, who is also the former Chief Executive Officer of the Company, is the Chairman of the Board of Griffith Energy, Inc., which provides petroleum product to the Company on an as-needed basis. The Company incurred approximately $1,142,000, $756,000, and $572,000 in fees payable to Griffith Energy, Inc. during fiscal 2006, 2005, and 2004, respectively.

Transportation Services

C. Wesley Gregory, III, a Class A Member and Manager of the Company, is a member and manager of WeCare Transportation LLC, which provides transportation services to the Company on an as-needed basis. The Company incurred approximately $197,000, $283,000, and $230,000 in fees payable to WeCare Transportation LLC during fiscal 2006, 2005, and 2004, respectively.

Non-Operating Mineral Interests (“NOMIs”)

Under the terms of the Company’s operating agreement, Joseph G. Bucci, Gunther K. Buerman, and Neil L. Cohen, in addition to certain other members of the Company, hold certain Non-Operating Mineral Interests, or “NOMIs”, related to the Company’s initial acquisition of mineral rights. The NOMIs entitle the holders to receive payments equal to 2.5% of the gross income of our mine as reported for purposes of computing percentage depletion for federal income tax purposes. The Company paid $2,456,000, $5,264,000 and $1,378,000 to holders of NOMIs during fiscal 2006, 2005, and 2004, respectively.

Lease of Certain Facilities

The Company leases administrative and bagging facilities from Retsof Realty LLC, an entity owned by certain members of the Company. The Company paid Retsof Realty LLC rent in the amounts of $76,000, $35,000, and $35,000 for fiscal 2006, 2005, and 2004, respectively.

Miscellaneous

The Company has incurred certain additional costs from several related parties for various goods and services in the amount of approximately $286,000, $179,000, and $236,000 in fiscal 2006, 2005, and 2004, respectively.

Item 14

Principal Accountant Fees and Services

PricewaterhouseCoopers LLP is the Company’s independent registered public accounting firm. A summary of the services provided by PricewaterhouseCoopers LLP for the years ended September 30, 2006 and 2005 are as follows (in thousands):

	2006	2005
Audit Fees (1)	$327,587	$139,071
Tax Fees (2)	—	10,558

	$327,587	$149,629

(1)	Related to services for the annual financial statement audits included in our Annual Reports on Form 10-K, quarterly reviews for the financial statements included in our Quarterly Reports on Form 10-Q and reviews of registration statements and other SEC filings. Also includes fees for services rendered in relation to the accounting principle change discussed in Note 2, including amended filings relating thereto.

(2)	Related to fees for professional services rendered regarding tax compliance, tax advice, or tax planning.

The Company’s Audit Committee has not adopted any policies or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing audit, tax, and non-audit services and has concluded that such services are compatible with PricewaterhouseCoopers LLP’s role as the Company’s independent registered public accounting firm.

Part IV

Item 15 Exhibits and Financial Statement Schedules

(a)	(1) Financial Statements and supplementary data required by this Item 15, set forth below, are included in Item 8 of this Form 10-K on the pages indicated.

(b)	None.

(c)	The following exhibits are filed as part of this report on Form 10-K :

Exhibit No.	Description of Exhibit

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.11	Amended and Restated Credit Agreement by and among the Company, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on page 55 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 28, 2006

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel, Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Joseph Bucci Joseph G. Bucci	Vice Chairman, Operations, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 28, 2006

By:	/s/ Gunther K. Buerman Gunther K. Buerman	Chairman, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 28, 2006

By:	/s/ Neil L. Cohen Neil L. Cohen	Vice Chairman, Finance and Marketing, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 28, 2006

By:	/s/ Charles T. Collins Charles T. Collins	Manager	December 28, 2006

By:	C. Wesley Gregory III	Manager

By:	Gregory O’Connell	Manager

By:	John M. Odenbach, Jr.	Manager

By:	/s/ E. Philip Saunders E. Philip Saunders	Manager	December 28, 2006

By:	/s/ Thomas Terry Jr. Thomas Terry, Jr.	Manager	December 28, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.11	Amended and Restated Credit Agreement by and among the Company, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on page 55 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement