Form 10-Q
period 2006-12-31
AMERICAN ROCK SALT CO LLC
filed 2007-02-13
CIK 1073713

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

EXPLANATORY NOTE

American Rock Salt Company LLC (the “Company”) is not required to file reports under the Securities Exchange Act of 1934, as amended. This Form 10-Q is only being filed for informational purposes pursuant to the indenture governing the Company’s 9 1/2% Senior Secured Notes due 2014.

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

(Unaudited)

	December 31, 2006	September 30, 2006
Assets
Current assets
Cash and equivalents	$2,029	$2,457
Accounts receivable, net of reserve for doubtful accounts of approximately $97 and $87 at December 31, 2006 and September 30, 2006, respectively	7,898	6,338
Inventory, net	46,671	42,933
Prepaid expenses	484	1,039

Total current assets	57,082	52,767
Property and equipment, net	82,468	83,363
Other assets
Salt deposits and mineral rights, net	2,570	2,578
Mine acquisition costs, net	381	382
Financing costs, net of accumulated amortization	5,237	5,600

Total other assets	8,188	8,560

	$147,738	$144,690

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$25,050	$21,050
Current portion of long-term debt	1,978	1,959
Accounts payable	2,985	2,806
Accrued expenses	2,175	2,796
Accrued bond interest	2,613	393
Related party payables	406	274

Total current liabilities	35,207	29,278
Long-term debt, net of current portion	115,218	118,713

Total liabilities	150,425	147,991

Members’ deficit
Class A Units 6,250 units issued and outstanding at December 31, 2006 and September 30, 2006	(884)	(1,086)
Class F Units 12,750 units issued and outstanding at December 31, 2006 and September 30, 2006	(1,803)	(2,215)

	(2,687)	(3,301)

	$147,738	$144,690

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2006	December 31, 2005
Sales
Bulk	$17,990	$44,041
Packaged	996	1,551

Total sales	18,986	45,592

Cost of sales
Freight and handling	8,946	21,298
Products	4,238	9,913

	13,184	31,211

Gross income	5,802	14,381
Operating expenses	1,967	1,873

Income from operations	3,835	12,508

Other income (expense)
Interest expense	(3,273)	(3,151)
Interest income	45	—
Other financing charges	—	(11)
Other, net	7	17

Total other expense, net	(3,221)	(3,145)

Net income	$614	$9,363

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ Deficit

For the Three Months Ended December 31, 2006

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
Members’ deficit - September 30, 2006	$(1,086)	$(2,215)	$(3,301)
Net income	202	412	614

Members’ deficit - December 31, 2006	$(884)	$(1,803)	$(2,687)

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the three months ended
	December 31, 2006	December 31, 2005
Cash flows from operating activities
Net income	$614	$9,363
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,149	1,200
Depletion	8	13
Amortization of mine acquisition and financing costs	364	195
Changes in
Accounts receivable	(1,560)	(21,517)
Inventory	(3,738)	5,854
Prepaid expenses and other assets	555	169
Accounts payable	179	5,706
Accrued expenses	(621)	340
Accrued bond interest	2,220	2,375
Borrowings of related party payables	132	654

Net cash (used in) provided by operating activities	(698)	4,352

Cash flows from investing activities
Purchase of property and equipment	(254)	(2,549)

Net cash used in investing activities	(254)	(2,549)

Cash flows from financing activities
Repayments on long-term debt	(476)	(697)
Borrowings on revolving line of credit	4,000	2,000
Decrease/(Increase) in Bond Holding	(3,000)	—

Net cash provided by financing activities	524	1,303

Net (decrease)increase in cash and equivalents	(428)	3,106
Cash and equivalents - beginning of period	2,457	2,234

Cash and equivalents - end of period	$2,029	$5,340

Supplemental Disclosure of Cash Flow Activities

	For the three months ended
	December 31, 2006	December 31, 2005
Cash paid for interest	$852	$777

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2006 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended December 31, 2006 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

No provision is made for income taxes in the accompanying financial statements as the Company is a limited liability company that elected partnership status. The taxable income or loss and any available credits of the Company are includable on the individual income tax returns of the members.

3.	Long-Term Debt

Long-term debt consisted of the following at:

	December 31, 2006	September 30, 2006
Senior Secured Notes

Senior Secured Notes at December 31, 2006 of $93,955,000 currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the notes at the established price plus accrued and unpaid interest may under certain circumstances be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012

	93,955,000	96,955,000

Senior Term Loan

Senior Term Loan at December 31, 2006, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option.

The interest rate is 5.875% as of December 31, 2006	23,123,237	23,592,428

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	118,530	124,896

	117,196,767	120,672,324
Less: Current maturities of long-term debt	(1,978,075)	(1,959,015)

	$115,218,692	$118,713,309

The Company’s bank facility in the aggregate principal amount of $53.1 million consists of: (a) a $23.1 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

At December 31, 2006 a balance of $23.1 million was outstanding under the term loan facility bearing interest at a rate of 5.875%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of December 31, 2006, the Company had $25.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $3.0 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and when outstanding bears an interest rate of 5.875%.

4.	Inventory

Inventory consists of the following at December 31, 2006

	December 31, 2006	September 30, 2006
Supplies	$1,213	$1,191
Finished Goods, Salt	45,481	41,779

Less:	46,694	42,970
Reserve	(23)	(37)

	$46,671	$42,933

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $0.1 million during the three months ended December 31, 2006 and 2005. All such fees were included in operating expenses.

Goods and Services

Management and service fees were incurred from certain members or their affiliates of approximately $0.1 million during the three months ended December 31, 2006 and 2005. These amounts are included in operating expenses.

Additionally, expenses were incurred to certain members for goods and services of approximately $0.4 million and $0.5 million during the three months ended December 31, 2006 and 2005, respectively. For the three months ended December 31, 2006, approximately $0.3 million of the total $0.4 million is included in cost of sales - products with the remaining balance in operating expenses. For the three months ended December 31, 2005, approximately $0.4 million of the total $0.5 million is included in cost of sales - products with the remaining balance in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $0.2 million and $0.9 million during the three months ended December 31, 2006 and 2005, respectively. These amounts are accrued in related party payables and included in cost of sales - products.

6.	Commitments and Contingencies

None

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements, expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in the section entitled “Risk Factors” set forth in Item 1A below and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 28, 2006, and in other documents we file with the SEC. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

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

For the quarter ended December 31, 2006, we generated revenues of $19.0 million, and net income of $0.6 million. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

American Rock Salt Company LLC

Statement of Operations

(Dollars in Thousands)

	For the three months ended
	December 31, 2006	December 31, 2005
Sales
Bulk	$17,990	$44,041
Packaged	996	1,551

Total sales	18,986	45,592

Cost of sales
Freight and handling	8,946	21,298
Products	4,238	9,913

	13,184	31,211

Gross income	5,802	14,381
Operating expenses	1,967	1,873

Income from operations	3,835	12,508

Other income (expense)
Interest expense	(3,273)	(3,151)
Interest income	45	—
Other financing charges	—	(11)
Other, net	7	17

Total other expense, net	(3,221)	(3,145)

Net income	$614	$9,363

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

Due to the fact that weather conditions in the Company’s market areas had been much milder than normal, the Company had accumulated a substantial amount of inventory of salt available for distribution to its customers. As a result, the Company had elected to temporarily cease production of salt commencing December 26, 2006 for approximately five weeks and at the beginning of February 2007 has resumed mining operations.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Sales

Total sales for the quarter ended December 31, 2006 of $19.0 million decreased $26.6 million, or 58.4%, compared to $45.6 million during the same period in fiscal 2006. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $26.6 million decrease is primarily attributed to a 62.0% decrease in tonnage sold in the first quarter of fiscal 2007, partially offset by a 9.7% increase in average sales price per ton, as compared to the first quarter of fiscal 2006. The decrease in sales volume is attributable to lower demand related to the milder than normal weather during the quarter ended December 31, 2006.

Gross Income

Gross income for the first quarter of fiscal 2007 of $5.8 million, decreased by $8.6 million, or 59.7%, compared to $14.4 million for the same period in fiscal 2006. The decrease in gross income was primarily attributable to the 62.0% decrease in tonnage sold due to the milder than normal weather during the quarter ended December 31, 2006, partially offset by the 9.7% increase in average sale price per ton. Combined total cost of sales for the first quarter of fiscal 2007 decreased by $18.0 million, or 57.8%, as compared to the same period in fiscal 2006; while on a percentage of sales basis, total cost of sales increased by 1.0%. The Company’s Cost of sales—products on a per ton basis increased 12.6% during the first quarter of fiscal 2007 as compared to the first quarter of fiscal 2006, as noted below, yet gross profit per ton for the first fiscal quarter increased by 7.1% as a result of the increase in average sales price per ton referred to above.

Components of cost of sales changed as follows:

•

Cost of sales - freight and handling for the first quarter of fiscal 2007 decreased by $12.4 million or 58.0% as compared to the same period in fiscal 2006. The decrease is primarily the result of the significant decrease in sales volume as compared to the same period in fiscal 2006, offset by higher freight costs corresponding to increased shipping costs.

•

Cost of sales - products for the first quarter of fiscal 2007 decreased by approximately $5.7 million or 57.2% as compared to the same period in fiscal 2006. The decrease is primarily the result of the decrease in sales volume in the first quarter of fiscal 2007 as compared to the same period in 2006. Cost of sales - products increased by 12.6% on a per ton basis due to decreased coverage of fixed production costs related to the sales volume decrease.

Operating Expenses

Operating expenses of $2.0 million for the first quarter of fiscal 2007 increased by $0.1 million or 5.0% when compared with the first quarter of fiscal 2006. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses.

Other Income (Expense)

Other expense of $3.2 million for the first quarter of fiscal 2007 increased $0.1 million, or 3.2%, compared to $3.1 million for the same period in fiscal 2006. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. Interest expense totaled $3.3 million for the first quarter of fiscal 2007, an increase of $0.1 million over the first quarter of fiscal 2006. The increase is associated with our revolving line of credit which had a larger balance outstanding during the first quarter of fiscal 2007 as compared to the same prior year period.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Additional information regarding our cash flows for the quarter ended December 31, 2006 is provided below.

Operating Activities - Net cash used in operating activities was $0.7 million for the first three months of fiscal 2007 compared to $4.4 million net cash provided by operating activities during the same period in fiscal 2006. The $5.1 million decline in operating cash flows is due primarily to the $8.8 million decrease in net income as compared to the same period in fiscal 2006, offset by other operating activities as reflected in our Statement of Cash Flows for the three months ended December 31, 2006. The decrease in net income for the first three months of fiscal 2007 as compared to the same period in fiscal 2006 was primarily due to a 62.0% decrease in tons sold due to the milder than normal weather during the first quarter of fiscal 2007. NOMI expense accruals are included in our statement of cash flows as borrowings and (repayments) of related party payables. NOMI payments of $0.2 million were made to NOMI holders during the three months ended December 31, 2006. NOMI payments of $0.3 million were made to the NOMI holders during the three months ended December 31, 2005.

Investing Activities - Net cash flow used in investing activities for the first three months of fiscal 2007 and 2006 was $0.3 million and $2.5 million, respectively. The change is primarily attributable to a decrease in the purchase of property and equipment in the first three months of fiscal 2007.

Financing Activities - Net cash provided by financing activities was $0.5 million for the first three months of fiscal 2007 as compared to $1.3 million provided during the same period in fiscal 2006. During the three months ended December 31, 2006, $4.0 million of cash was provided via seasonal borrowing under our revolving credit facility, offset by $3.0 million used to repurchase certain of our 9 1/2% Senior Secured Notes due 2014 and a principal payment of $0.5 million under our term loan facility. During the three months ended December 31, 2005, $2.0 million of cash was provided via seasonal borrowing under our working capital facility, offset by a principal payment of $0.7 million under our term loan facility.

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

The following table reconciles EBITDA to net income for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended December 31,
	2006	2005
Net Income to Members	$614	$9,363
Interest Expense	3,273	3,151
Depletion, Depreciation and Amortization	1,521	1,408

EBITDA	$5,408	$13,922

Add/Subtract
Interest Expense	(3,273)	(3,151)
Changes in working capital and other assets and liabilities	(2,833)	(6,419)

Net cash provided by (used in) operating activities	($698)	$4,352

Net cash used in investing activities	($254)	($2,549)

Net cash provided by financing activities	$524	$1,303

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of December 31, 2006 the variable rate was 5.875%. As of December 31, 2006, we had $94.0 million of debt outstanding under our senior secured notes, and $48.2 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $53.1 million, consists of (a) a $23.1 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. As of December 31, 2006, there was $25.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility with approximately $3.0 million of remaining availability thereunder.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Given our current debt structure and assuming an average level of borrowings under our revolving credit facility at variable rates and a one hundred basis point increase in the average interest rate applicable to these borrowings, it is estimated that our interest expense for the quarter ended December 31, 2006 would have increased by approximately $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2006 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is involved in various routine legal proceedings from time to time. These typically involve commercial claims personal injury claims, and workers’ compensation claims. While the Company cannot predict the outcome of such proceedings, it does not believe that these proceedings will have a material adverse effect on its business.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors that the Company disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 28, 2006.

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

February 13, 2007

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