Form 10-Q
period 2007-03-31
AMERICAN ROCK SALT CO LLC
filed 2007-05-10
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

(Unaudited)

	March 31, 2007	September 30, 2006
Assets
Current assets
Cash and equivalents	$8,342	$2,457
Accounts receivable, net of reserve for doubtful accounts of approximately $135 and $87 at March 31, 2007 and September 30, 2006, respectively	23,073	6,338
Inventory, net	16,288	42,933
Prepaid expenses	567	1,039

Total current assets	48,270	52,767
Property and equipment, net	81,466	83,363
Other assets
Salt deposits and mineral rights, net	2,561	2,578
Mine acquisition costs, net	380	382
Financing costs, net of accumulated amortization	5,044	5,600

Total other assets	7,985	8,560

	$137,721	$144,690

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$—	$21,050
Current portion of long-term debt	2,005	1,959
Accounts payable	2,630	2,806
Accrued expenses	3,098	3,189
Related party payables	2,159	274

Total current liabilities	9,892	29,278
Long-term debt, net of current portion	114,698	118,713

Total liabilities	124,590	147,991

Members’ surplus (deficit)
Class A Units 6,250 units issued and outstanding at March 31, 2007 and September 30, 2006	4,319	(1,086)
Class F Units 12,750 units issued and outstanding at March 31, 2007 and September 30, 2006	8,812	(2,215)

	13,131	(3,301)

	$137,721	$144,690

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Sales
Bulk	$80,710	$38,463	$98,699	$82,504
Packaged	1,163	262	2,159	1,813

Total sales	81,873	38,725	100,858	84,317

Cost of sales
Freight, handling and other	40,870	15,916	49,816	36,839
Products	20,742	9,832	24,980	20,118

	61,612	25,748	74,796	56,957

Gross income	20,261	12,977	26,062	27,360
Operating expenses	1,873	1,625	3,840	3,498

Income from operations	18,388	11,352	22,222	23,862

Other income (expense)
Interest expense	(2,672)	(2,933)	(5,946)	(6,084)
Interest income	100	37	146	37
Other financing charges	(1)	(54)	(1)	(65)
Other, net	4	2,129	11	2,146

Total other expense, net	(2,569)	(821)	(5,790)	(3,966)

Net income	$15,819	$10,531	$16,432	$19,896

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ Surplus (Deficit)

For the Six Months Ended March 31, 2007

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total

Members’ deficit - September 30, 2006	$(1,086)	$(2,215)	$(3,301)
Net income…………………………………………………	5,405	11,027	16,432

Members’ surplus - March 31, 2007	$4,319	$8,812	$13,131

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	For the six months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities
Net income	$16,432	$19,896
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,331	2,417
Depletion	17	10
Amortization of mine acquisition and financing costs	558	389
Changes in
Accounts receivable	(16,735)	174
Inventory	26,645	7,770
Prepaid expenses and other assets	472	132
Accounts payable	(176)	(729)
Accrued expenses	(91)	(1,918)
Borrowings of related party payables	1,885	708

Net cash provided by operating activities	31,338	28,849

Cash flows from investing activities
Purchase of property and equipment	(434)	(2,951)

Net cash used in investing activities	(434)	(2,951)

Cash flows from financing activities
Repayments on long-term debt	(969)	(3,253)
Repayments on revolving line of credit	(21,050)	(13,700)
Distribution to Members	—	(2,111)
Increase in Bond Holding	(3,000)	—

Net cash used in financing activities	(25,019)	(19,064)

Net increase in cash and equivalents	5,885	6,834
Cash and equivalents - beginning of period	2,457	2,234

Cash and equivalents - end of period	$8,342	$9,068

Supplemental Disclosure of Cash Flow Activities

	For the six months ended
	March 31, 2007	March 31, 2006
Cash paid for interest	$5,453	$6,118

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

2. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2006 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and six month periods ended March 31, 2007 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

In connection with the Company’s filing of its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, the Company made a change to the manner in which it presents cost of sales. The prior period information presented in this Form 10-Q (cost of sales data for the three- and six-month periods ended March 31, 2006) has been reclassified to conform to the current period presentation. The nature of the reclassification was a decrease to cost of sales - products and an increase to cost of sales - freight, handling, and other, in the amount of $470,000 and $845,000, for the three- and six month periods ended March 31, 2006, respectively. No other financial statement captions were impacted by this change.

3. Long-Term Debt

Long-term debt consisted of the following at:

	March 31, 2007	September 30, 2006
Senior Secured Notes

Senior Secured Notes at March 31, 2007 of $93,955,000 currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to March 15, 2007, 35% of the aggregate principal amount of the notes at the established price plus accrued and unpaid interest may under certain circumstances be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012

	93,955,000	96,955,000

Senior Term Loan
Senior Term Loan at March 31, 2007, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 6.125% as of March 31, 2007	22,635,245	23,592,428

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	112,100	124,895

	116,702,345	120,672,323
Less: Current maturities of long-term debt	(2,004,582)	(1,959,015)

	$114,697,763	$118,713,308

The Company’s bank facility in the aggregate principal amount of $52.6 million consists of: (a) a $22.6 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

At March 31, 2007 a balance of $22.6 million was outstanding under the term loan facility which bears interest at a rate of 6.125%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of March 31, 2007, the Company had $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $28.0 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and when outstanding bears an interest rate of 6.125%.

4. Inventory

Inventory consists of the following at March 31, 2007:

	March 31, 2007	September 30, 2006
Supplies	$1,794	$1,191
Finished Goods, Salt	14,527	41,779

	16,321	42,970

Less:
Reserve	(33)	(37)

	$16,288	$42,933

5. Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our members of approximately $ 0.0 million and $0.2 million during the three months ended, and $0.1 million and $0.3 million for the six months ended March 31, 2007 and 2006, respectively. All such fees were included in operating expenses.

Goods and Services

Management and service fees were incurred from certain members or their affiliates of approximately $ 0.1 million and $0.1 million during the three months ended, and $0.2 million and $0.5 million for the six months ended March 31, 2007 and 2006, respectively. These amounts are included in operating expenses.

Additionally, expenses were incurred to certain members for goods and services of approximately $0.5 million and $0.5 million during the three months ended, and $0.9 million and $1.0 million for the six months ended March 31, 2007 and 2006, respectively. Of those amounts, the following amounts were included in cost of sales – products: for the three months ended March 31, 2007, approximately $0.4 million; for the three months ended March 31, 2006, approximately $0.4 million; for the six months ended March 31, 2007, approximately $0.8 million; and for the six months ended March 31, 2006, approximately $0.9 million. The remaining amounts not included in cost of sales – products are included in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

Certain members receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $2.1 million and $1.3 million during the three months ended, and $2.5 million and $2.2 million for the six months ended March 31, 2007 and 2006, respectively. These amounts are accrued in related party payables and included in cost of sales—products.

6. Subsequent Events

The Company may from time to time make distributions to its members subject to the terms of its bank facility and the indenture governing its senior secured notes, which contain certain covenants and financial ratios restricting the Company’s ability to make distributions to its members. On April 9, 2007, the Company made a permitted cash distribution to its members in the amount of $6.0 million from fiscal year end 2006 earnings.

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

For the quarter ended March 31, 2007, we generated revenues of $81.9 million, and net income of $15.8 million. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

American Rock Salt Company LLC

Statement of Operations

(Dollars in Thousands)

	For the three months ended		For the six months ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
Sales
Bulk	$80,710	$38,463	$98,699	$82,504
Packaged	1,163	262	2,159	1,813

Total sales	81,873	38,725	100,858	84,317

Cost of sales
Freight, handling and other	40,870	15,916	49,816	36,839
Products	20,742	9,832	24,980	20,118

	61,612	25,748	74,796	56,957

Gross income	20,261	12,977	26,062	27,360
Operating expenses	1,873	1,625	3,840	3,498

Income from operations	18,388	11,352	22,222	23,862

Other income (expense)
Interest expense	(2,672)	(2,933)	(5,946)	(6,084)
Interest income	100	37	146	37
Other financing charges	(1)	(54)	(1)	(65)
Other, net	4	2,129	11	2,146

Total other expense, net	(2,569)	(821)	(5,790)	(3,966)

Net income	$15,819	$10,531	$16,432	$19,896

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

Due to the fact that weather conditions in the Company’s market areas had been much milder than normal during the first quarter of the fiscal year, the Company accumulated a substantial amount of inventory of salt available for distribution to its customers. As a result, the Company elected to temporarily cease production of salt commencing December 26, 2006 for approximately five weeks. By mid-January vigorous winter weather patterns returned producing snowfall nearly every day through mid-March within the market areas served. This allowed for the return of the workforce in February and the resumption of mining operations which continued seven days a week to meet demand.

The six-month periods ended March 31, 2007 and March 31, 2006 presented unseasonably warm and dry winter weather patterns, when compared to historical averages. Our market area in spite of this continues to provide sufficient winter weather conditions to require salting of roadways which in turn allows us to experience satisfactory financial results. When each of the past two winter seasons are viewed as compared to an average winter season, our financial results were very strong. For the first time in our history we exceeded $100.0 million in gross sales for six months during the period ended March 31, 2007. We believe our ability to produce favorable financial results despite milder than normal weather for a prolonged period is a product of our physical location in the market which includes consistent “lake effect” snow.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Sales

Total sales for the quarter ended March 31, 2007 of $81.9 million increased $43.2 million, or 112%, compared to $38.7 million during the same period in fiscal 2006. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $43.2 million increase is primarily attributed to a 94% increase in tonnage sold in the second quarter of fiscal 2007, in addition to a 9% increase in average sales price per ton, as compared to the second quarter of fiscal 2006. The increase in sales volume is attributable to higher demand related to the vigorous winter weather during the quarter ended March 31, 2007 as compared to the same period in fiscal 2006, during which our primary market areas experienced substantially milder than normal winter weather patterns.

Gross Income

Gross income for the second quarter of fiscal 2007 of $20.3 million increased by $7.3 million, or 56%, compared to $13.0 million for the same period in fiscal 2006. The increase in gross income was primarily attributable to the 94% increase in tonnage sold due to the vigorous winter weather during the quarter ended March 31, 2007, and was partially offset by a 24% increase in cost of sales on a per ton basis. The increase in cost of sales per ton is primarily due to our temporary cessation of salt production and inventory staging activities, which resulted in less efficient absorption of our production, freight and handling costs during the quarter ended March 31, 2007. Gross profit per ton for the second fiscal quarter decreased by 19% as compared to the same period in fiscal 2006 as a result of this increase in cost of sales price per ton. Combined total cost of sales for the second quarter of fiscal 2007 increased by $35.9 million, or 139%, as compared to the same period in fiscal 2006; while on a percentage of sales basis, total cost of sales increased by 9%.

Components of cost of sales changed as follows:

•

Cost of sales - freight, handling and other for the second quarter of fiscal 2007 increased by $25.0 million or 157% as compared to the same period in fiscal 2006. The increase is primarily the result of the significant increase in sales volume as compared to the same period in fiscal 2006. Cost of sales – freight, handling and other increased by 33% on a per ton basis due to higher shipping costs which include the increased cost of fuel as well as freight, and the less efficient absorption of embedded freight and handling costs caused by our temporary cessation of salt production and inventory staging activities.

•

Cost of sales - products for the second quarter of fiscal 2007 increased by approximately $10.9 million or 111% as compared to the same period in fiscal 2006. The increase is primarily the result of the increase in sales volume in the second quarter of fiscal 2007 as compared to the same period in 2006. Cost of sales—products increased by 9% on a per ton basis due to less efficient absorption of fixed production costs caused by our temporary cessation of salt production.

Operating Expenses

Operating expenses of $1.9 million for the second quarter of fiscal 2007 increased by $0.3 million or 19% compared to $1.6 million for the same period in fiscal 2006. The increase in operating expenses was primarily due to $0.4 million of idle rail car expense for the quarter offset by a decrease of $0.1 million in miscellaneous overhead expenses.

Other Income (Expense)

Other expense of $2.6 million for the second quarter of fiscal 2007 increased $1.8 million, or 225%, compared to $0.8 million for the same period in fiscal 2006. The increase in other expense is primarily due to $2.1 million received during the second quarter of fiscal 2006 in connection with the settlement of litigation with the mine contractor, offset by a decrease of $0.3 million in interest expense from the second quarter of fiscal 2006.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Sales

Total sales for the six months ended March 31, 2007 of $100.9 million increased $16.6 million, or 20%, compared to $84.3 million during the same period in fiscal 2006. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $16.6 million increase is primarily attributed to an 11% increase in tonnage sold for the six months of fiscal 2007, in addition to an 8% increase in average sales price per ton, as compared to the same six month period of fiscal 2006. The increase in sales volume is attributable to higher demand related to the vigorous winter weather during the quarter ended March 31, 2007, compared to the milder winter weather conditions which persisted during the six months ended March 31, 2006.

Gross Income

Gross income for the six months ended March 31, 2007 of $26.1 million decreased by $1.3 million, or 5%, compared to $27.4 million for the same period in fiscal 2006. The decrease in gross income was primarily attributable to the increase in average cost of sales per ton partially offset by the increase in tonnage sold over the same period in fiscal 2006. Combined total cost of sales for the first six months of fiscal 2007 increased by $17.8 million, or 31%, as compared to the same period in fiscal 2006; while on a percentage of sales basis, total cost of sales increased by 7%. Gross profit per ton for the first six months of fiscal 2007 decreased by 14% as a result of the increase in cost of sales price per ton referred to above. As previously explained, the increase in cost of sales per ton is primarily due to our temporary cessation of salt production and inventory staging which resulted in less efficient absorption of our production, freight and handling costs during the six months ended March 31, 2007.

Components of cost of sales changed as follows:

•

Cost of sales - freight, handling and other for the six months ended March 31, 2007 increased by $13.0 million or 35% as compared to the same period in fiscal 2006. Cost of sales – freight, handling and other increased by 22% on a per ton basis. The increase is primarily the result of the significant increase in sales volume as compared to the same period in fiscal 2006, in addition to higher freight costs incurred due to a rise in fuel costs, an increase in average shipping distances when compared with the first six months of fiscal 2006 and the less efficient absorption of embedded freight and handling costs caused by our temporary cessation of salt production and inventory staging activities.

•

Cost of sales - products for the six months ended March 31, 2007 increased by approximately $4.9 million as compared to the same period in fiscal 2006. The increase is primarily the result of the increase in sales volume in the first six months of fiscal 2007 as compared to the same period in 2006. Cost of sales—products increased by 12% on a per ton basis due to decreased coverage of fixed production costs related to the temporary cessation of salt production.

Operating Expenses

Operating expenses of $3.8 million for the six months ended March 31, 2007 increased by $0.3 million, or 9%, as compared to $3.5 million for the same period in fiscal 2006. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The increase in operating expenses was primarily due to $0.4 million of idle rail car expense for the quarter ended March 31, 2007 offset by a decrease of $0.1 million in miscellaneous overhead expenses.

Other Income (Expense)

Other expense of $5.8 million for the first six months of fiscal 2007 increased by $1.8 million, or 45%, compared to $4.0 million for the same period in fiscal 2006. The increase in other expense is primarily due to $2.1 million received during the second quarter of fiscal 2006 in connection with the settlement of litigation with the mine contractor, offset by a of $0.1 million decrease in interest expense, a $0.1 million increase in interest income, and a $0.1 million decrease in other financing charges when compared with the second quarter of fiscal 2006.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Additional information regarding our cash flows for the six month period ended March 31, 2007 is provided below.

Operating Activities—Net cash provided by operating activities was $31.3 million for the first six months of fiscal 2007 compared to $28.8 million during the same period in fiscal 2006. Net cash from operating activities was primarily attributable to net income of $16.4 million, a decrease in inventory of $26.7 million related to the increased sales late in the quarter, depreciation of $2.3 million, amortization of $0.6 million a decrease in prepaid of $0.5 million and net accrual and payables activity which saw a increase of $1.6 million. This positive operating cash flow activity was partially offset by a $16.7 million increase in accounts receivable related to the increased sales late in the quarter.

Investing Activities—Net cash flow used in investing activities for the first six months of fiscal 2007 and 2006 was $0.4 million and $2.9 million, respectively. The change is attributable to a decrease in the purchase of property and equipment in the first six months of fiscal 2007 as compared to the previous period.

Financing Activities—Net cash used in financing activities was $25.0 million for the first six months of fiscal 2007 as compared to $19.1 million used during the same period in fiscal 2006. During the six months ended March 31, 2007, repayments, net of borrowing, on our revolving credit facility totaled $21.0 million, and we used an additional $3.0 million to repurchase certain of our

9 1/2% Senior Secured Notes due 2014 and made a principal payment of $1.0 million under our term loan facility. Borrowings and subsequent repayments were increased during this period due to the milder than normal winter weather during the first quarter of fiscal 2007. Pay down of the revolving credit facility by the end of the second quarter of fiscal 2007 is consistent with prior years.

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

The following table reconciles EBITDA to net income for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net Income to Members	$15,819	$10,531	$16,432	$19,896
Interest Expense	2,672	2,933	5,946	6,084
Depletion, Depreciation and Amortization	1,386	1,423	2,906	2,816

EBITDA	$19,877	$14,887	$25,284	$28,796

Add/Subtract
Interest Expense	(2,672)	(2,933)	(5,946)	(6,084)
Changes in working capital and other assets and liabilities	14,832	12,541	12,000	6,137

Net cash provided by operating activities	$32,037	$24,495	$31,338	$28,849

Net cash used in investing activities	$(180)	$(401)	$(434)	$(2,951)

Net cash used in financing activities	$(25,544)	$(20,366)	$(25,019)	$(19,064)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 28, 2006.

Subsequent Events

The Company may from time to time make distributions to its members subject to the terms of its bank facility and the indenture governing its senior secured notes, which contain certain covenants and financial ratios restricting the Company’s ability to make distributions to its members. On April 9, 2007, the Company made a permitted cash distribution to its members in the amount of $6.0 million from fiscal year end 2006 earnings.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of March 31, 2007 the variable rate was 6.125%. As of March 31, 2007, we had $94.0 million of debt outstanding under our senior secured notes, and $22.6 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $52.6 million, consists of (a) a $22.6 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. As of March 31, 2007, there was $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility with approximately $28.0 million of remaining availability thereunder.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Given our current debt structure and assuming an average level of borrowings under our revolving credit facility at variable rates and a one hundred basis point increase in the average interest rate applicable to these borrowings, it is estimated that our interest expense for the quarter ended March 31, 2007 would have increased by $0.2 million.

ITEM 4.

CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2007 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

May 10, 2007

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