Form 10-Q
period 2007-06-30
AMERICAN ROCK SALT CO LLC
filed 2007-08-08
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Dollars in Thousands)

(Unaudited)

	June 30, 2007	September 30, 2006
Assets
Current assets
Cash and equivalents	$9,563	$2,457
Accounts receivable, net of reserve for doubtful accounts of approximately $87 and $87 at June 30, 2007 and September 30, 2006, respectively	1,945	6,338
Inventory, net	26,840	42,933
Prepaid expenses	409	1,039

Total current assets	38,757	52,767
Property and equipment, net	81,011	83,363
Other assets
Salt deposits and mineral rights, net	2,551	2,578
Mine acquisition costs, net	378	382
Financing costs, net of accumulated amortization	4,851	5,600

Total other assets	7,780	8,560

	$127,548	$144,690

Liabilities and Member’s Equity
Current liabilities
Revolving line of credit	$—	$21,050
Current portion of long-term debt	2,031	1,959
Accounts payable	2,620	2,806
Accrued expenses	4,271	3,189
Related party payables	272	274

Total current liabilities	9,194	29,278
Long-term debt, net of current portion	114,177	118,713

Total liabilities	123,371	147,991

Member’s surplus (deficit)
Class A Units 6,250 units issued and outstanding at June 30, 2007 and September 30, 2006	1,374	(1,086)
Class F Units 12,750 units issued and outstanding at June 30, 2007 and September 30, 2006	2,803	(2,215)

	4,177	(3,301)

	$127,548	$144,690

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Operations

(Dollars in Thousands)

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales
Bulk	$7,479	$2,659	$106,179	$85,163
Packaged	11	—	2,170	1,813

Total sales	7,490	2,659	108,349	86,976

Cost of sales	5,869	2,050	80,711	59,009

Gross income	1,621	609	27,638	27,967
Operating expenses	2,168	1,812	5,962	5,311

Income (loss) from operations	(547)	(1,203)	21,676	22,656

Other income (expense)
Interest expense	(2,598)	(2,622)	(8,544)	(8,706)
Interest income	193	61	339	97
Other financing charges	(1)	(5)	(2)	(70)
Other, net	(2)	4	9	2,151

Total other expense, net	(2,408)	(2,562)	(8,198)	(6,528)

Net income (loss)	$(2,955)	$(3,765)	$13,478	$16,128

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Member’s Surplus (Deficit)

For the Nine Months Ended June 30, 2007

(Dollars in Thousands)

(Unaudited)

	Class A Units	Class F Units	Total
Members’ deficit - September 30, 2006	$(1,086)	$(2,215)	$(3,301)

Net income	4,434	9,044	13,478
Distribution	(1,974)	(4,026)	(6,000)

Member’s surplus - June 30, 2007	$1,374	$2,803	$4,177

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net income	$13,478	$16,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3,552	3,525
Depletion	31	23
Amortization of mine acquisition and financing costs	749	578
Changes in Accounts receivable	4,393	6,218
Inventory	16,093	(1,917)
Prepaid expenses and other assets	630	269
Accounts payable	(186)	(887)
Accrued expenses	1,082	(547)
Related party payables	(2)	(152)

Net cash provided by operating activities	39,820	23,238

Cash flows from investing activities
Purchase of property and equipment	(1,200)	(3,315)

Net cash used in investing activities	(1,200)	(3,315)

Cash flows from financing activities
Repayments on long-term debt	(1,464)	(3,258)
Repayments on revolving line of credit	(21,050)	(13,700)
Distribution to Members	(6,000)	(4,611)
Increase in Bond Holding	(3,000)	—

Net cash used in financing activities	(31,514)	(21,569)

Net increase in cash and equivalents	7,106	(1,646)
Cash and equivalents - beginning of period	2,457	2,234

Cash and equivalents - end of period	$9,563	$588

Supplemental Disclosure of Cash Flow Activities
	For the nine months ended
	June 30, 2007	June 30, 2006
Cash paid for interest	$6,539	$5,940

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

On June 12, 2007, the Company entered into an Agreement of Merger (the “Merger Agreement”) dated as of June 12, 2007, but effective as of June 13, 2007, with ARS Mergeco LLC, a New York limited liability company (“Mergeco”) and a wholly-owned subsidiary of American Rock Salt Holdings LLC, a New York limited liability company (“Holdings”). Upon consummation of the merger and pursuant to the terms of the Merger Agreement, each of the membership interests in the Company was converted into a corresponding membership interest in Holdings, Mergeco was merged with and into the Company, and the Company became a wholly-owned subsidiary of Holdings. Holdings is a holding company and has no assets or operations other than its ownership of all of the equity interests of the Company.

2.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2006 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2006. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and nine month periods ended June 30, 2007 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The balance sheet at September 30, 2006 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

No provision is made for income taxes in the accompanying financial statements as the Company is wholly-owned by another limited liability company and is therefore treated as a disregarded entity for tax purposes. The taxable income and loss and any available credits of the Company and Holdings are includable on the individual tax returns of the members of Holdings.

3.	Long-Term Debt

Long-term debt consisted of the following at:

	June 30, 2007	September 30, 2006
Senior Secured Notes

Senior Secured Notes at June 30, 2007 of $93,955,000 currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Prior to June 30, 2007, 35% of the aggregate principal amount of the notes at the established price plus accrued and unpaid interest may under certain circumstances be redeemed at 109.5%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012

	93,955,000	96,955,000

Senior Term Loan
Senior Term Loan at June 30, 2007, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 5.875% as of June 30, 2007	22,147,253	23,592,428

Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	105,607	124,895

	116,207,860	120,672,323
Less: Current maturities of long-term debt	(2,031,092)	(1,959,015)

	$114,176,768	$118,713,308

The Company’s bank facility in the aggregate principal amount of $52.1 million consists of: (a) a $22.1 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

At June 30, 2007 a balance of $22.1 million was outstanding under the term loan facility, bearing interest at a rate of 5.875%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of June 30, 2007, the Company had $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $28.0 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and when outstanding bears an interest rate of 5.875%.

4.	Inventory

Inventory consisted of the following at:

	June 30, 2007	September 30, 2006
Supplies	$1,738	$1,191
Finished Goods, Salt	25,146	41,779

	26,884	42,970
Less:
Reserve	(44)	(37)

	$26,840	$42,933

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our affiliates of approximately $0.1 million and $0.2 million during the three months ended, and $0.2 million and $0.4 million for the nine months ended June 30, 2007 and 2006, respectively. All such fees were included in operating expenses.

Goods and Services

Management and service fees were incurred from certain affiliates of approximately $0.2 million and $0.1 million during the three months ended, and $0.4 million and $0.6 million for the nine months ended June 30, 2007 and 2006, respectively. These amounts are included in operating expenses.

Additionally, expenses were incurred to certain affiliates for goods and services of approximately $0.4 million and $0.4 million during the three months ended, and $1.3 million and $1.4 million for the nine months ended June 30, 2007 and 2006, respectively. Of those amounts, the following amounts were included in cost of sales: for the three months ended June 30, 2007, approximately $0.4 million; for the three months ended June 30, 2006, approximately $0.2 million; for the nine months ended June 30, 2007, approximately $1.0 million; and for the nine months ended June 30, 2006, approximately $1.1 million. The remaining amounts not included in cost of sales are included in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

Certain affiliates receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $0.2 million and $0.1 million during the three months ended, and $2.6 million and $2.3 million for the nine months ended June 30, 2007 and 2006, respectively. These amounts are accrued in related party payables and included in cost of sales.

6.	Subsequent Events

In connection with the holding company reorganization described above, Holdings entered into a seven and one-half year $100.0 million aggregate principal amount senior unsecured term loan facility on July 3, 2007 with Morgan Stanley Senior Funding, Inc. as the initial lender and administrative agent. In connection with that loan, the Company became a Restricted Subsidiary, as defined, of Holdings. Holdings is required to cause the Company to pay a cash dividend to Holdings annually, commencing with the fiscal year ending September 30, 2007. The dividend must be paid on or before April 10 of each year, which will allow the timing of the dividend to be consistent with past practices of the Company. The amount of the dividend must be no less than 75.0% of its “available free cash flow”, wherein “available free cash flow” includes a number of financial components in its determination but cannot exceed the amount the Company is permitted to pay as a cash distribution under its existing credit facilities or the indenture governing its senior secured notes. As a Restricted Subsidiary, the Company is subject to financial and other restrictions that are comparable to existing restrictions under the Company’s senior secured notes.

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

For the quarter ended June 30, 2007, we generated revenues of $7.5 million, with a net loss of $3.0 million. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

American Rock Salt Company LLC

Statement of Operations

(Dollars in Thousands)

	For the three months ended		For the nine months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales
Bulk	$7,479	$2,659	$106,179	$85,163
Packaged	11	—	2,170	1,813

Total sales	7,490	2,659	108,349	86,976

Cost of sales	5,869	2,050	80,711	59,009

Gross income	1,621	609	27,638	27,967
Operating expenses	2,168	1,812	5,962	5,311

Income (loss) from operations	(547)	(1,203)	21,676	22,656

Other income (expense)
Interest expense	(2,598)	(2,622)	(8,544)	(8,706)
Interest income	193	61	339	97
Other financing charges	(1)	(5)	(2)	(70)
Other, net	(2)	4	9	2,151

Total other expense, net	(2,408)	(2,562)	(8,198)	(6,528)

Net income (loss)	$(2,955)	$(3,765)	$13,478	$16,128

The accompanying notes are an integral part of these interim financial statements.

Seasonality

We experience a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are generally higher in the first and fourth calendar quarters and lower during the second and third quarters of each calendar year. Sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters. The quarter ended June 30 is historically the lowest volume quarter of our fiscal year, with average tons sold approximately 6% of the quarter ended March 31 volumes. As a result of the low volume base for the quarter ended June 30, we can experience large percentage fluctuations in financial data for quarter-to-quarter comparisons, which often do not equate to significant swings on a whole dollar basis. Our results of operations for the fiscal year ended September 30 and the nine months ended June 30 are more representative of trends in our results.

Due to the fact that weather conditions in the Company’s market areas had been much milder than normal during the first quarter of the current fiscal year, the Company accumulated a substantial amount of inventory of salt available for distribution to its customers. As a result, the Company elected to temporarily cease production of salt commencing December 26, 2006 for approximately five weeks. By mid-January vigorous winter weather patterns returned producing snowfall nearly every day through mid-March within the market areas served. This allowed for the return of the workforce in February and the resumption of mining operations which continued seven days a week to meet demand. Winter weather continued into the month of April, enhancing late season sales in much of our market area.

The nine-month periods ended June 30, 2007 and June 30, 2006 overall presented unseasonably warm and dry winter weather patterns, when compared to historical averages. Our market area in spite of this continued to provide sufficient winter weather conditions to require salting of roadways which in turn allowed us to experience satisfactory financial results. When each of the past two winter seasons are viewed as compared to an average winter season, our financial results were very strong. For the first time in our history we exceeded $100.0 million in gross sales for nine months during the period ended June 30, 2007. We believe our ability to produce favorable financial results despite milder than normal weather for a prolonged period is a product of our physical location in the market which includes consistent “lake effect” snow.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales

Total sales for the quarter ended June 30, 2007 of $7.5 million increased $4.8 million, or 177.8%, compared to $2.7 million during the same period in fiscal 2006. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $4.8 million increase is primarily attributed to a 186.9% increase in tonnage sold in the third quarter of fiscal 2007, offset by a 1.8% decrease in average sales price per ton, as compared to the third quarter of fiscal 2006. The increase in sales volume is attributable to higher demand related to stockpiling purchases by our customers as well as the continuation of winter weather into the quarter ended June 30, 2007 as compared to the same period in fiscal 2006.

Gross Income

Gross income for the third quarter of fiscal 2007 of $1.6 million increased by $1.0 million, or 166.7% compared to $0.6 million for the same period in fiscal 2006. The increase in gross income was primarily attributable to the 186.9% increase in tonnage sold during the quarter ended June 30, 2007 as compared to the same period in fiscal 2006 as described above. Gross profit per ton for the third fiscal quarter decreased by 7.2% as compared to the same period in fiscal 2006 as a result of the decrease in average sales price per ton related to the quarter’s sales mix between local and remote stockpiles for the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006. Total cost of sales for the third quarter of fiscal 2007 increased by $3.8 million, or 186.3%, as compared to the same period in fiscal 2006; while on a percentage of sales basis, total cost of sales increased by 1.2%. The increase in cost of sales is primarily the result of the significant increase in sales volume as compared to the same period in fiscal 2006. Cost of sales on a per ton basis for the quarter ended June 30, 2007 remained consistent as compared to the same period in fiscal 2006.

Operating Expenses

Operating expenses of $2.2 million for the third quarter of fiscal 2007 increased by $0.4 million or 22.2% compared to $1.8 million for the same period in fiscal 2006. The increase in operating expenses was due to a $0.4 million increase in consulting and legal fees primarily related to the merger and consent solicitation transactions, described in Part II, Item 4.

Other Income (Expense)

Other expense of $2.4 million for the third quarter of fiscal 2007 decreased $0.2 million, or 6.0%, compared to $2.6 million for the same period in fiscal 2006. The decrease in other expense is primarily due to $0.1 million increase in interest income related to a higher average cash balance in the daily credit sweep as well as a $0.1 million decrease in bond interest expense related to our repurchase of certain of our 9 1/2% Senior Secured Notes due 2014 during the first quarter of fiscal 2007.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

Sales

Total sales for the nine months ended June 30, 2007 of $108.3 million increased $21.4 million, or 24.6%, compared to $87.0 million during the same period in fiscal 2006. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $21.4 million increase is primarily attributed to a 16.2% increase in tonnage sold during the first nine months of fiscal 2007, in addition to a 7.2% increase in average sales price per ton, as compared to the same nine month period of fiscal 2006. The increase in sales volume is attributable to higher demand related to the vigorous winter weather experienced during portions of the nine months ended June 30, 2007, compared to the milder winter weather conditions which persisted during the nine months ended June 30, 2006.

Gross Income

Gross income for the nine months ended June 30, 2007 of $27.6 million decreased by $0.4 million, or 1.4%, compared to $28.0 million for the same period in fiscal 2006. The decrease in gross income was primarily attributable to a 17.7% increase in average cost of sales per ton, partially offset by the 16.2% increase in tonnage sold over the same period in fiscal 2006. Total cost of sales for the first nine months of fiscal 2007 increased by $21.7 million or 36.8%, as compared to the same period in fiscal 2006; while on a percentage of sales basis, total cost of sales increased by 6.6%. Gross profit per ton for the first nine months of fiscal 2007 decreased by 15.0% as a result of the increase in cost of sales price per ton, partially offset by the increase in the average sales price per ton referred to above. The increase in cost of sales per ton is primarily due to the temporary cessation of salt production and inventory staging activities during the first and second quarters of fiscal 2007. All of these factors were related to the milder than normal winter weather we experienced during those first two fiscal quarters which resulted in less efficient absorption of our production, freight and handling costs during the nine months ended June 30, 2007.

Operating Expenses

Operating expenses of $6.0 million for the nine months ended June 30, 2007 increased by $0.7 million, or 13.2%, as compared to $5.3 million for the same period in fiscal 2006. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The increase in operating expenses was primarily due to $0.4 million in idle rail car expense related to the milder than normal winter weather experienced in the first and second quarters of fiscal 2007, combined with a $0.4 million increase in consulting and legal fees during the third quarter of the current fiscal year primarily related to the merger and consent solicitation transactions described in Part II, Item 4. These increases were partially offset by a $0.1 million reduction in miscellaneous expenses.

Other Income (Expense)

Other expense of $8.2 million for the first nine months of fiscal 2007 increased by $1.7 million, or 26.2%, compared to $6.5 million for the same period in fiscal 2006. The increase in other expense is primarily due to $2.1 million received during the third quarter of fiscal 2006 in connection with the settlement of litigation with the mine contractor, offset by a $0.2 million increase in interest income related to a higher average cash balance in the daily credit sweep as well as a $0.2 million decrease in bond interest expense related to our repurchase of certain of our Senior Secured Notes due 2014 during the first quarter of fiscal 2007.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Additional information regarding our cash flows for the nine month period ended June 30, 2007 is provided below.

Operating Activities - Net cash provided by operating activities was $39.8 million for the first nine months of fiscal 2007 compared to $23.2 million during the same period in fiscal 2006. The $16.6 million increase is primarily related to the late arrival of vigorous winter weather and increased sales occurring during the second and third quarters of fiscal year 2007 which resulted in an $18.0 million positive cash flow change related to inventory when compared with the first nine months of fiscal 2006, offset by a $2.7 million decrease in net income. The change in net income is primarily related to $2.1 million received during the third quarter of fiscal 2006 in connection with the settlement of litigation with the mine contractor as well an increase in average cost of sales per ton discussed above.

For the nine month period ended June 30, 2007, the $39.8 million in net cash from operating activities was primarily attributable to net income of $13.5 million, a decrease in inventory of $16.1 million and a decrease in accounts receivable of $4.4 million, each related to the late arrival of vigorous winter weather and increased sales occurring during the second and third quarters of fiscal year 2007. Cash provided by operating activities during the nine months ended June 30, 2007, was also the result of depreciation and amortization of $4.3 million; a decrease in prepaid expenses and other assets of $0.6 million, a result of timing of the amortization of our prepaid expenses; and an increase in accrued expenses of $1.1 million, a result of late timing of invoicing. This positive operating cash flow activity was offset by a $0.2 million decrease in accounts payable related to the timing of regular payments.

Investing Activities - Net cash flow used in investing activities for the first nine months of fiscal 2007 and 2006 was $1.2 million and $3.3 million respectively. The change is attributable to a decrease in the purchase of property and equipment in the first nine months of fiscal 2007 as compared to the same prior year period.

Financing Activities - Net cash used in financing activities was $31.5 million for the first nine months of fiscal 2007 as compared to $21.6 million used during the same period in fiscal 2006. During the nine months ended June 30, 2007, repayments, net of borrowing, on our revolving credit facility totaled $21.0 million, and we used an additional $3.0 million to repurchase certain of our

9 1/2% Senior Secured Notes due 2014 and made a principal payment of $1.5 million under our term loan facility. We also paid a distribution of $6.0 million to our then-current members during the nine months ended June 30, 2007, out of fiscal year end 2006 earnings. The increase in borrowings and subsequent repayments during the nine months ended June 30, 2007 was primarily due to the milder than normal winter weather during the first quarter of fiscal 2007. Our repayment of amounts outstanding under our revolving credit facility by the end of the third quarter of fiscal 2007 is consistent with our practice in prior years.

EBITDA

EBITDA represents net income before interest expense, depreciation, depletion, and amortization (the Company does not incur income taxes). EBITDA does not represent and should not be considered as an alternative to net income or cash flow from operations, as determined by GAAP, and our calculations of EBITDA may not be comparable to those reported by other companies. Investors should carefully consider the specific items included in our computation of EBITDA. EBITDA is included herein because it is a basis upon which we assess our liquidity position and performance and because certain covenants in our borrowing arrangements are tied to similar measures. EBITDA is also included herein because we believe that it presents useful information to investors regarding a company’s ability to service and/or incur indebtedness. This belief is based on negotiations with lenders who have indicated that the amount of indebtedness we have been permitted to incur is based, in part, on measures similar to our EBITDA. EBITDA does not take into account working capital requirements, capital expenditures, debt service requirements and other commitments, and accordingly, EBITDA is not necessarily indicative of amounts that may be available for discretionary use.

The following table reconciles EBITDA to net income for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net Income to Member (s)	$(2,955)	$(3,765)	$13,478	$16,128
Interest Expense	2,598	2,622	8,544	8,706
Depletion, Depreciation and Amortization	1,426	1,316	4,332	4,126

EBITDA	$1,069	$173	$26,354	$28,960

Add/Subtract
Interest Expense	(2,598)	(2,622)	(8,544)	(8,706)
Changes in working capital and other assets and liabilities	10,010	(3,160)	22,010	2,984

Net cash provided by operating activities	$8,481	$(5,609)	$39,820	$23,238

Net cash used in investing activities	$(766)	$(365)	$(1,200)	$(3,315)

Net cash used in financing activities	$(6,495)	$(2,506)	$(31,514)	$(21,569)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company's business to the Company's contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2006, filed with the SEC on December 28, 2006.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company's senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of June 30, 2007 the variable rate was 5.875%. As of June 30, 2007, we had $94.0 million of debt outstanding under our senior secured notes, and $22.1 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $52.1 million, consists of (a) a $22.1 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. As of June 30, 2007, there was $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility with approximately $28.0 million of remaining availability thereunder.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Given our current debt structure and assuming an average level of borrowings under our revolving credit facility at variable rates and a one hundred basis point increase in the average interest rate applicable to these borrowings, it is estimated that our interest expense for the quarter ended June 30, 2007 would have increased by $0.1 million.

ITEM 4.

CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2007 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Special Meeting of Members

On June 11, 2007, the Company held a special meeting of members. Members holding in the aggregate 3,274 Class A Units and 12,251.475 Class F Units (together totaling 81.7% of the outstanding membership interests in the Company) were in attendance in person or by proxy. The following proposals were considered and unanimously approved by those members attending the meeting (in person or by proxy):

(a)	the creation of two new subsidiaries to be used to effectuate a merger transaction whereby the Company would become a wholly-owned subsidiary of American Rock Salt Holdings LLC (“Holdings”), and the existing equity interests of the Company would effectively be converted into mirroring equity interests in Holdings (the “Merger”);

(b)	the following transactions proposed to be effected in connection with the Merger:

(i)	the adoption of the amended and restated operating agreement of Holdings in the form provided to the members of the Company;

(ii)	the issuance by Holdings of between approximately $80,000,000 to $125,000,000 in unsecured PIK notes, the net proceeds of which would be used to pay the fees and expenses of the offering and the balance to fund a distribution to holders of Holdings’ common units (i.e., the then-current common members of the Company); and

(iii)

the solicitation by the Company of the consent of the holders of the Company’s 9 1 /2% Senior Secured Notes due 2014 (the “Notes”) to amend the indenture governing the Notes to delete the requirement to file periodic and current reports with the Securities and Exchange Commission and instead require information to be provided the trustee and the holders of the Notes and made available via the Internet (the “Consent Solicitation”).

Consent Solicitation

On June 13, 2007, the Company commenced the Consent Solicitation. The Consent Solicitation expired at 5:00 p.m., New York City time, on June 27, 2007 without the Company having received the requisite consent of a majority of the principal amount of outstanding Notes. As a result, the indenture was not amended.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report on Form 10-Q:

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger, dated as of June 12, 2007, but effective as of June 13, 2007, by and between the Company and ARS Mergeco LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2007 and incorporated herein by reference)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 2007

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger, dated as of June 12, 2007, but effective as of June 13, 2007, by and between the Company and ARS Mergeco LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 13, 2007 and incorporated herein by reference)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)