Form 10-K
period 2007-09-30
AMERICAN ROCK SALT CO LLC
filed 2007-12-28
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐    NA  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Not Applicable  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

Our principal customers are government agencies that purchase rock salt for ice control on public roadways. Our served market area encompasses New York, Pennsylvania, Ohio and eight other states. New York and Pennsylvania accounted for approximately 89.3% of our sales for fiscal year 2007.

The construction of our mine was substantially completed in December 2001. Our mine has a base production capacity of over 3.0 million tons per year with an incremental swing capacity (additional production achieved by adding overtime in response to favorable market conditions) of approximately 1.5 million tons per year, to achieve a total production level of 4.5 million tons per year.

From fiscal year 2001 to 2003, we increased our sales volume from 1.0 million tons to 3.2 million tons, and increased our revenues from $29.1 million to $95.5 million. This increase in sales corresponded to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding, and distribution while reducing freight costs, we have successfully increased revenues and gross income from $95.5 million and $26.7 million, respectively, in fiscal 2003 to $121.3 million and $29.3 million in fiscal 2007. For the upcoming 2007-2008 season we expect our awarded tonnage to increase as compared to the prior two winter seasons. No single customer accounted for more than 5% of our annual sales during fiscal year 2007.

We have mineral rights to over 10,000 underground acres, of which more than 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas within that one-mile radius, we believe that we have approximately 6,694 acres of proven salt reserves with approximately 51 years of remaining mineable reserves at the current production rate of 3.0 million tons per year. In addition, we operate 21 distribution centers in eight states for storage and distribution of rock salt and we operate a fleet of approximately 1,000 rail cars. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

We are located adjacent to Interstate 390, with an entrance approximately 3/10 of a mile from our front gate. We also have on-site rail loading capabilities and ready access to three Class A long-haul rail lines. The following maps show the location of, and access to road and rail transportation from, our mine:

To Rochester and NY State Thruway
ARSC
Mine
63
Rail Spur
408
390
To Corning

Industry Overview

Over the past 30 years, the aggregate tons produced and price per ton sold in the United States highway deicing salt industry have increased by 3.1% and 7.0% per annum, respectively, resulting in a total average annual market increase of 10.1% during the period. While actual annual demand for rock salt is subject to variations in snow and ice conditions, the lack of cost effective alternatives, steadily increasing highway infrastructure and the overriding concern for public safety insulates the demand for rock salt from economic cycles. Rock salt is the principal deicing agent used in the United States due to its effectiveness, low cost, and availability. It is easy to ship, handle, store, apply, and is non-toxic and relatively harmless to the environment when properly used. The deicing rock salt market is a highly regional one with a limited number of producers. Transportation and handling costs constitute a significant portion of the overall delivered cost of rock salt. As a result, the proximity of a mine to end users can provide a significant cost advantage.

New York State and the surrounding regions are some of the hardest hit segments of the nation in terms of severe snow and ice conditions. Our primary markets in western and central New York and Pennsylvania are consistently impacted by lake-effect snow. Harsh winters and a very large, mobile population cause New York State and its local municipalities consistently to be the largest consumers of rock salt in the nation. We estimate that annual purchases by New York State and its local municipalities over the last four winter seasons have averaged over 3.2 million tons. Pennsylvania is also a major consumer of rock salt, but no salt is mined within the state. We estimate that, over the same period, annual purchases by Pennsylvania and its local municipalities averaged approximately 1.7 million tons.

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

In connection with the holding company reorganization described above, Holdings entered into a seven and one-half year $100.0 million aggregate principal amount senior unsecured term loan facility on July 3, 2007 with Morgan Stanley Senior Funding, Inc. as the initial lender and administrative agent. In connection with that loan, the Company became a Restricted Subsidiary, as defined, of Holdings. Holdings is required to cause the Company to pay a cash dividend to Holdings annually, commencing April 2008, which will allow the timing of the dividend to be consistent with past practices of the Company. The amount of the dividend must be no less than 75.0% of its “available free cash flow”, wherein “available free cash flow” includes a number of financial components in its determination but cannot exceed the amount the Company is permitted to pay as a cash distribution under its existing credit facilities or the indenture governing its senior secured notes. As a Restricted Subsidiary, the Company is subject to financial and other restrictions that are comparable to existing restrictions under the Company’s senior secured notes.

Mineral Rights

We currently own or have the rights to approximately 10,000 acres, of which more than 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas located within that one-mile radius, we believe that we have approximately 154 million tons of proven mineral rights. We pay a royalty related to the acquisition of mineral rights of 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. The consistency and quality of the underlying salt deposit has been verified by numerous geological surveys performed by Akzo and its predecessors. As part of the verification of the salt reserves and of the mining permit application process, the consulting firm of Alpha Geosciences, Inc. was retained by Akzo to conduct the geologic exploration program for the mine and to provide geologic logs of holes drilled to establish the thickness, depth, continuity, and quality of the salt reserves.

We are currently mining the B6 Salt Seam, which averages over 19 feet in thickness over the more than 8,000 acres of mineral rights owned by the Company within a one-mile radius of our drill holes and equates to approximately 300 million tons of salt reserves. This is the same seam that was mined continuously for over 110 years at the Retsof mine. To ensure mine working stability, an average of approximately six feet of salt in total is left in place in the mine’s roof and floor, and with a 60% extraction ratio in the production areas, the remaining 40% is retained as solid permanent pillars. The approximately 180 million remaining tons of salt equal the future mineable reserves. Based on tests conducted to date, exploratory results, and the quality control measures discussed below, and further based on mining history within the region of our mine, management believes that all of such reserves meet applicable industry standards, including standards requiring an average sodium chloride (NaCl) content of over 97%. A total of approximately 19 million tons have been extracted through September 30, 2007. Depletion of salt deposits and mineral rights occurs as the minerals are extracted, based on units-of-production and engineering estimates of total reserves. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by the Company with the reasonable expectation of reliably operating the mine on a long-term basis. The above estimates are based solely on data extrapolated from areas located within a one-mile radius of our drill holes. We also own approximately 2,000 additional acres of mineral rights beyond that one-mile radius. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by Akzo, its predecessors, and a third-party engineering firm suggest that our salt reserves most closely resemble proven reserves and we have therefore classified our reserves as proven reserves.

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

Due to the fact that weather conditions in the Company’s market areas were much milder than normal during the first quarter of fiscal year 2007, the Company accumulated a substantial amount of inventory of salt available for distribution to its customers. As a result, the Company elected to temporarily cease production of salt commencing December 26, 2006 for approximately five weeks. By mid-January vigorous winter weather patterns returned, producing snowfall nearly every day through mid-March within the market areas we serve. This allowed for the return of the workforce in February and the resumption of mining operations, which continued seven days a week to meet demand. Winter weather continued into the month of April, enhancing late season sales in much of our market area.

The fiscal years ended September 30, 2007 and September 30, 2006 overall presented unseasonably warm and dry winter weather patterns, when compared to historical averages. In spite of this, our market area continued to provide sufficient winter weather conditions to require salting of roadways, which in turn allowed us to experience satisfactory financial results. For the fiscal year ended September 30, 2007 we reached $121.3 million in gross sales which was a 16.0% increase over our previous high of $104.6 million in the fiscal year ended September 30, 2005. We believe our ability to produce favorable financial results despite milder than normal weather for a prolonged period is a product of our physical location in the market which includes consistent “lake effect” snow.

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

Salt is contracted at a “delivered price,” wherein the mine is responsible for substantially all of the freight and handling costs incurred to deliver the salt to the customer. Generally, the delivered price increases as the distance between the customer and the mine increases. While in general each mine can best supply its local area more profitably than competitors, the competitive advantage is directly impacted by factors such as mode of freight, available inventory and fuel prices, thereby at times allowing us to supply distant customers as profitably as we supply our local customers.

Logistics

In our industry, salt sold to customers within 100-150 miles of a mine is usually shipped by truck directly to the customer from the stockpile located at a mine. All other salt is typically first shipped by rail to various strategically located stockpiles, stored until needed, and then shipped by truck from the stockpiles to customers. Typically, salt sold locally is more profitable due to: (i) lower transportation costs, (ii) lower handling costs as salt is moved only once from a mine to the customers, and (iii) elimination of expenses for off-site stockpile storage facilities. Nonetheless, as a result of continuing improvements in our logistical capabilities, the gross profit per ton of salt sold from stockpiles has been steadily increasing.

We sell to our target markets by distributing approximately half of our salt by direct truck shipments from our mine to customers in western New York and western Pennsylvania, while distributing approximately half by railcar to our 21 stockpiles which serve the rest of New York and Pennsylvania and the nine other states where we have sales. The concentrated demand period for rock salt, limited customer storage facilities and delivery distance considerations necessitate off-site stockpiles in order to deliver rock salt within 3-5 days of an order. The Company currently operates 21 such off-site stockpiles and plans to add one additional stockpile in the next 12 months. The Company currently operates a fleet of approximately 1,000 railcars on a year-round basis to transport the salt from our mine to our stockpiles. In addition, we are located adjacent to Interstate 390 and have on-site rail loading capabilities and ready access to three Class I long-haul rail lines.

Market Area

New York State and the area east and southeast of Lake Ontario and Lake Erie in particular, is one of the hardest hit areas of the country in terms of winter severity. Bad winters coupled with a very large, mobile population result in New York State consistently being the largest consumer of rock salt in the United States. The harsh winter weather that western and central New York and Pennsylvania experience is in part attributable to a phenomenon known as lake-effect snow. Lake-effect snow is generated from the temperature contrast between cold arctic air moving west-to-east over the relatively warm waters of the Great Lakes. Generally, the greater the contrast between arctic air and water temperature, the greater the amount of snowfall. Lake-effect snows are common over the Great Lakes region because these large bodies of water can hold their summer heat well into the winter, rarely freeze over, and provide the long fetch (or the distance an air mass travels over water) which allows the air to gain the heat and moisture required to fuel the snow squalls. Furthermore, because winds accompanying arctic air masses generally originate from a southwest to northwest direction, lake-effect snow typically falls on the east or southeast sides of the lakes. Lake Ontario and Lake Erie stretch west-to-east lengthwise, which places western New York and Pennsylvania, located immediately east and southeast of the lakes, directly in the path of the largest west-to-east fetch in the United States.

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

Employees

The Company had 235 full-time salaried and hourly employees as of September 30, 2007. The Company’s hourly production employees are covered by a labor agreement with the United Steel Workers International Union, AFL-CIO-CLC, formerly the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 1-0763, which currently expires in October 2008.

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

We did not make any material capital expenditures in order to comply with applicable environmental, health and safety standards during fiscal 2007.

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

Our business is highly seasonal, with operating results varying from quarter to quarter. The “salting” season runs primarily from October through March, with the highest demands typically in December, January, and February. During our history, we have generated approximately 78% of our sales during the months of December through March, when the need for highway deicing is at its peak. We need to produce and stockpile sufficient highway deicing salt during the remainder of the year to meet estimated demand for the winter season.

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

We have entered into agreements with or have had certain transactions with related parties, including the payment of mine acquisition costs to persons who are members of Holdings. We have also obtained legal services from a law firm with which several of our affiliates are partners, and certain of our affiliates have received management, advisory and service fees from us. These transactions may create conflicts of interest which may not be resolved in the manner most favorable to holders of notes.

We are controlled by Holdings, which in turn is controlled by its principal members, whose interests in our business may be different than those of the holders of our notes.

Joseph G. Bucci, Gunther K. Buerman, and Neil L. Cohen, our principal founding members, collectively hold over 90% of the Class F membership interests in Holdings, which is our sole member. Because of their ownership interests in Holdings, Messrs. Bucci, Buerman, and Cohen have the power to elect all three of the Class F managers on our Board of Managers. Under the terms of our operating agreement, each Class F manager has three votes on all matters submitted to a vote of the Board of Managers, and each Class A manager has one vote on all matters submitted to a vote of the Board of Managers. Therefore, Messrs. Bucci, Buerman, and Cohen collectively have voting control over all matters submitted to a vote of the Board of Managers other than matters in which one or more of such individuals has a financial interest. Additionally, Messrs. Bucci, Buerman, and Cohen comprise the Executive Committee of the Board of Managers, which generally exercises the authority of the Board of Managers except with respect to certain items required to be submitted to a vote of the entire Board of Managers in accordance with our operating agreement.

As a result of the majority ownership interest by Messrs. Bucci, Buerman and Cohen, their interests could conflict with those of the holders of our notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of those individuals as equity holders in Holdings might conflict with the interests of a holder of our notes, as a debt holder. Messrs. Bucci, Buerman and Cohen or their affiliates might also have an interest in pursing transactions that, in their judgment, could enhance their equity investments in Holdings, even though such transactions might involve risks to the holders of our notes.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of September 30, 2007, we had approximately $128.7 million of indebtedness, including $37.7 million of indebtedness under our bank facility, $91.0 million of indebtedness under our senior secured notes, and $0.1 million of indebtedness under our promissory note payable to the Empire State Development Corporation. As a result, we are a leveraged company. This level of leverage could have important consequences to our financial condition, including the following:

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

In addition, the indenture governing our senior secured notes and our bank facility contain financial and other restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our indebtedness.

Despite our substantial indebtedness we may still incur significantly more debt. This could exacerbate the risks described above.

The terms of the indenture governing our senior secured notes permit, and our bank facility, permits us to incur additional indebtedness in the future. We are able to borrow up to $30.0 million under our working capital facility, subject to certain conditions. As mentioned above, the Company had outstanding borrowings in the amount of $16.0 million at September 30, 2007 under the working capital facility.

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

Item 4

Submission of Matters to a Vote of Security Holders

There were no matters brought to the holder of our membership interests for a vote during the fourth quarter of fiscal 2007.

Part II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for the equity securities of the Company.

Holders

The Company’s outstanding common equity consists of Class A Units and Class F Units. As of November 15, 2007, there were 6,250 Class A Units outstanding, all of which were held by Holdings, and 12,750 Class F Units outstanding, all of which were held by Holdings.

Dividends

The Company may from time to time make distributions to its member subject to the restrictions of the Company’s bank facility and the indenture governing its senior secured notes, which contain certain covenants and financial ratios restricting the Company’s ability to make such distributions. During fiscal 2007, the Company made a permitted cash distribution in the amount of $6.0 million from fiscal year end 2006 earnings.

Item 6

Selected Financial Information

The following table presents selected financial information. The historical financial information for the years ended September 30, 2007, 2006 and 2005 is derived from our audited financial statements included elsewhere in this Form 10-K. The historical information for the fiscal years ended September 30, 2004 and September 30, 2003 is derived from our audited statements, respectively, not presented herein.

The information included in the following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements and accompanying notes thereto included elsewhere in this Form 10-K.

	Fiscal Years Ended September 30,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Income Statement Data:
Total sales	$121,288	$95,653	$104,613	$96,502	$95,520
Cost of sales	92,006	63,833	74,060	67,973	68,771
Gross income	29,281	31,820	30,553	28,529	26,749

Operating expenses	7,621	7,940	8,234	6,634	6,073

Other income (expense):
Interest expense	(11,719)	(12,007)	(11,399)	(8,021)	(4,362)
Other Interest	—	—	—	(2,679)	—
Interest income	407	124	95	124	160
Other financing charges	(22)	(70)	(12)	(152)	(73)
Other, net(1)	83	2,182	12	12	70

Net income to members(2)	10,409	14,108	11,015	11,179	16,471

Balance Sheet Data:

Cash and equivalents	$2,615	$2,458	$2,234	$3,102	$9,097
Property and equipment, net	81,803	83,363	84,263	81,011	82,488
Total assets	137,813	144,690	135,955	125,293	120,195
Long term debt, including current portion	112,713	120,672	127,417	100,173	64,367
Total debt	128,713	141,722	141,117	112,923	76,747
Members’ equity (deficit)	1,108	(3,301)	(12,798)	249	30,471

Statements of Cash Flows Data:
Cash flows provided by operating activities	$22,138	$8,384	$6,475	$14,100	$18,245
Cash flows used in investing activities	(3,202)	(4,068)	(12,725)	(3,321)	(2,295)
Cash flows provided by (used in) financing activities	(18,778)	(4,092)	5,382	(16,774)	(9,356)

Other Financial Data:
Capital expenditures	$3,202	$4,068	$2,725	$2,673	$2,741
Ratio of earnings to Fixed Charges(3)	1.76	2.01	1.82	1.91	3.95

(1)

The increase in Other Income, net, during fiscal year 2006 is due to the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor, as discussed in Note 8 to our financial statements included elsewhere in this Form 10-K.

(2)

Because we are a limited liability company that has elected to be treated as a partnership for tax purposes, all of our profits and losses are allocated to our member and the Company is not subject to a taxation on those amounts.

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

Salt mines and mining operations are long-lived assets. Based solely on data extrapolated from areas within a one-mile radius of our drill holes, we believe that our mine currently has over 51 years of remaining mineable reserves at the current production rate of 3.0 million tons per year.

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

From fiscal year 2001 to 2003, we increased our sales volume from 1.0 million tons to 3.2 million tons, and our revenues from $29.1 million to $95.5 million. This increase in sales corresponded to the increase in the production capacity of our mine; as capacity came online, our market share correspondingly increased. As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding, and distribution while reducing freight costs, we have successfully maintained our 3.2 million ton sales volumes while increasing revenues and gross income from $95.5 million and $26.7 million, respectively, in fiscal 2003 to $121.3 million and $29.3 million in fiscal 2007. For the 2007-2008 season, we expect our awarded contract tonnage to increase as compared to the prior two winter seasons.

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

Results of Operations

The following table sets forth certain historical financial information for the fiscal years ended September 30, 2007 2006, and 2005. The historical financial information for the fiscal year ending September 30, 2005 has been adjusted as discussed in footnote 2 to the accompanying financial statements. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis of the business trends.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-K.

	2007	2006	2005
Sales
Bulk	$118,921,281	$93,755,596	$102,639,106
Packaged	2,366,250	1,897,617	1,973,506

Total sales	121,287,531	95,653,213	104,612,612

Cost of sales	92,006,449	63,833,668	74,059,778

Gross income	29,281,082	31,819,545	30,552,834
Operating expenses	7,620,832	7,940,016	8,233,752

Income from operations	21,660,250	23,879,529	22,319,082

Other income (expense)
Interest expense	(11,719,402)	(12,006,524)	(11,399,210)
Interest income	407,247	123,836	95,101
Other financing charges	(21,737)	(70,422)	(12,014)
Other, net	82,570	2,181,742	12,250

Total other expense	(11,251,322)	(9,771,368)	(11,303,873)

Net income	$10,408,928	$14,108,161	$11,015,209

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Sales

Total sales for the fiscal year ended September 30, 2007 of $121.3 million increased $25.6 million, or 26.8%, as compared to $95.7 million during fiscal 2006. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The increase was primarily attributable to a 17.9% increase in tonnage sold combined with a 7.6% increase in sales price per ton. The increase in tonnage sold was due to an increase in seasonal tonnage commitments as well as the late arriving but significantly colder and snowier winter weather conditions in fiscal 2007, as compared to fiscal 2006.

Gross Income

Gross income for fiscal 2007 of $29.3 million decreased by $2.5 million, or 8.0%, compared to $31.8 million for fiscal 2006. The decrease in gross income was primarily attributable to a 22.3% increase in average cost of sales per ton partially offset by a 7.6% increase in revenue per ton sold over fiscal 2006. Total cost of sales for the year increased by $28.2 million or 44.1% as compared to fiscal 2006, while on a percentage of sales basis, total cost of sales increased by 9.1%. Total cost of sales increased as a result of the combination of the 17.9% increase in volume and the 22.3% increase in cost of sales per ton. Gross profit per ton decreased by 22.0% as a result of the increase in cost of sales price per ton, partially offset by the increase in the average sales price per ton referred to above. The increase in cost of sales per ton is primarily due to the temporary cessation of salt production and inventory staging activities during the first and second quarters of fiscal 2007 and increased freight and handling due to higher fuel costs. Many of these factors were related to the milder than normal winter weather we experienced during those first two fiscal quarters, which resulted in less efficient absorption of our production, freight and handling costs during fiscal year 2007.

Operating Expenses

Operating expenses of $7.6 million for fiscal 2007 decreased $0.3 million, or 3.8%, as compared to $7.9 million for fiscal 2006. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The decrease in operating expenses for fiscal 2007 is primarily attributable to a $0.2 million decrease in accounting expense related to the change in accounting principle we adopted during fiscal 2006, as discussed in Note 2 to our audited financial statements included elsewhere in this Form 10-K, as well as a $0.1 million decrease in other miscellaneous general and administrative expenses.

Other Income (Expense)

Other expense of $11.3 million for fiscal 2007 increased $1.5 million, or 15.3%, as compared to $9.8 million in fiscal 2006. This increase is related to the $2.1 million received in connection with the settlement of the litigation with the EPC Contractor in fiscal year 2006, as discussed in Note 8 to our financial statements included elsewhere in this Form 10-K, in addition to an increase of $0.1 million in interest expense related to our bank facility. The increase in other expense was partially offset by a $0.4 million decrease in bond interest expense related to our repurchase of certain of our 9  1/2% Senior Secured Notes due 2014 during the first and fourth quarters of fiscal 2007 and a $0.3 million increase in interest income related to a higher average cash balance in the daily credit sweep.

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

Gross Income

Gross income for fiscal 2006 of $31.8 million increased by $1.3 million, or 4.3%, compared to $30.5 million for fiscal 2005. Gross income increased despite significantly lower sales volume and increased per ton freight and handling costs due primarily to the increase in sales price per ton. Cost of sales related to freight and handling for fiscal 2006 decreased by $3.1 million or 6.7% corresponding to the 16.5% decrease in tons sold offset by an 11.78% increase in the cost per ton due to increased fuel prices. Cost of sales related to products for fiscal 2006 decreased $7.2 million or 25.5%. The decrease is primarily attributable to the 16.5% decrease in tonnage sold and a 10.8% decrease in the production cost per ton.

Operating Expenses

Operating expenses of $7.9 million for fiscal 2006 decreased $0.3 million, or 3.6%, as compared to $8.2 million for the same period in fiscal 2005. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The decrease in operating expenses for fiscal 2006 is primarily attributable to a decrease of $0.5 million in legal and consulting fees as a result of the settlement of the litigation with the EPC Contractor, as discussed in Note 8 to our audited financial statements included elsewhere in this Form 10-K, offset by an increase in accounting fees of approximately $0.2 million primarily related to expense incurred for the amended filings of our historical financial statements in connection with the change in accounting principle discussed in Note 2 to our audited financial statements included elsewhere in this Form 10-K.

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

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Our ongoing cash flows have served to significantly strengthen our working capital position, while funding debt service, capital expenditures and permitted distributions to our members. Additional information regarding our cash flows for fiscal 2007 is provided below. For any short or long term cash requirements we will continue to access funding through our revolving line of credit.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Operating Activities—Net cash provided by operating activities was $22.1 million for fiscal 2007 compared to $8.4 million during fiscal 2006. The $13.7 million increase is primarily related to the late but vigorous winter weather and associated increased sales occurring in fiscal year 2007 which resulted in an $18.4 million positive cash flow change related to a decrease in inventory from increased sales across our market region when compared with fiscal 2006 and an increase in sales late in the season, offset by a $4.4 million decrease in cash flow related to an increase in accounts receivable due to the increased sales late in the fourth quarter of fiscal 2007.

For the fiscal year ended September 30, 2007, the $22.1 million in net cash from operating activities was primarily attributable to net income of $10.4 million and a decrease in inventory of $7.5 million related to the fiscal year 2006 build up of inventory and the subsequent late arriving but vigorous winter weather and increased sales occurring in fiscal year 2007. Cash provided by operating activities during fiscal 2007 was also the result of normal depreciation and amortization of $5.8 million; a decrease in prepaid expenses and other assets of $0.4 million, a result of timing of the amortization of our prepaid expenses; and increases in accrued expenses and accounts payable of $0.7 million and $0.8 million, respectively, a result of late timing of invoicing. This positive cash flow activity was offset by an increase in accounts receivable of $3.6 million, a result of an increase in sales late in the fourth quarter of fiscal 2007.

Investing Activities—Net cash flow used in investing activities for fiscal 2007 and 2006 was $3.2 million and $4.1 million respectively. The $0.9 million decrease is attributable to a decrease in the purchase of property and equipment in fiscal 2007 as compared to prior year.

Financing Activities—Net cash used in financing activities during fiscal 2007 was $18.8 million as compared to $4.1 million used during fiscal 2006. During the fiscal year ended September 30, 2007, repayments, net of borrowing, on our revolving credit facility totaled $5.1 million, and we used an additional $6.0 million to repurchase certain of our 9  1/2% Senior Secured Notes due 2014 and made principal payments of $2.0 million under our term loan facility. We also paid a distribution of $6.0 million to our then-current members during fiscal 2007, out of fiscal year end 2006 earnings. The $14.7 million increase in cash used in financing activities was used to decrease our borrowing under our senior credit facility, repurchase certain of our 9  1/2% Senior Secured Notes due 2014 and pay a higher distribution to our then-current members.

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

Investing Activities – Net cash flow used in investing activities for fiscal 2006 and 2005 was $4.1 million and $12.7 million, respectively. For fiscal 2006, net cash flow used in investing activities primarily consisted of capital expenditures. For fiscal 2005, net cash flow used in investing activities consisted primarily of $1.6 million of capital expenditures, $4.8 million in capitalized mine development expenses resulting from the settlement of litigation with the EPC Contractor, as discussed in Note 8 to our audited financial statements included elsewhere in this Form 10-K, $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor, and payment of $1.0 million with respect to the EPC contractor’s last invoice dated December 2001. Both mine construction retention and last invoice amounts had been previously recorded as accrued liabilities on the Company’s balance sheet.

Financing Activities – Net cash used in financing activities was $4.1 million for fiscal 2006 as compared to $5.4 million provided by financing activities during fiscal 2005. During September 2006, we repurchased $3.0 million of our 9  1/2 % Senior Secured Notes due 2014. Also during fiscal 2006, we made $3.7 million in principal payments under our term loan facility, and paid distributions in the aggregate amount of $4.6 million to our then-current members. This compares to $27.9 million of borrowings on long-term debt, $17.2 million used for net repayments on our revolving line of credit, $0.7 million principal repayments on our term loan and distribution to members of $24.1 million during fiscal 2006. In addition, during fiscal 2005 we had $2.0 million in cash provided by financed payables related to the timing of the litigation settlement payment discussed in Note 8 to our audited financial statements included elsewhere in this Form 10-K.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of September 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$112,713	$2,058	$4,452	$4,895	$101,308
Operating Lease Obligations	34,398	5,310	9,421	6,701	12,966
Interest Payable on Long-Term Debt	62,742	9,841	19,541	19,309	14,051
Line of Credit	16,000	16,000	—	—	—

Total	$225,853	$33,209	$33,414	$30,905	$128,325

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

Due to the fact that weather conditions in the Company’s market areas were much milder than normal during the first quarter of fiscal year 2007, the Company accumulated a substantial amount of inventory of salt available for distribution to its customers. As a result, the Company elected to temporarily cease production of salt commencing December 26, 2006 for approximately five weeks. By mid-January vigorous winter weather patterns returned, producing snowfall nearly every day through mid-March within the market areas we serve. This allowed for the return of the workforce in February and the resumption of mining operations which continued seven days a week to meet demand. Winter weather continued into the month of April, enhancing late season sales in much of our market area.

The fiscal years ended September 30, 2007 and September 30, 2006 overall presented unseasonably warm and dry winter weather patterns, when compared to historical averages. In spite of this, our market area continued to provide sufficient winter weather conditions to require salting of roadways, which in turn allowed us to experience satisfactory financial results. When each of the past two winter seasons is viewed as compared to an average winter season, our financial results were very strong. For the fiscal year ended September 30, 2007, we exceeded $120.0 million in gross sales for the first time in our history. We believe our ability to produce favorable financial results despite milder than normal weather for a prolonged period is a product of our physical location in the market which includes consistent “lake effect” snow.

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

The following table reconciles EBITDA to net income for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

(dollars in thousands)

	Twelve Months Ended September 30,
	2007	2006	2005
Net Income to Members	$10,409	$14,108	$11,015
Interest Expense	11,719	12,007	11,399
Depletion, Depreciation and Amortization	5,881	5,648	5,083

EBITDA	$28,009	$31,763	$27,497

Add/Subtract
Interest Expense	(11,719)	(12,007)	(11,399)
Changes in working capital and other assets and liabilities	5,848	(11,372	(9,623)

Net cash provided by operating activities	$22,138	$8,384	$6,475

Net cash (used in) investing activities	($3,202)	($4,068)	($12,725)

Net cash (used in) provided by financing activities	($18,778)	($4,092)	$5,382

Recent Accounting Pronouncements

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We adopted SAB 108 in fiscal 2007. The adoption of SAB 108 had no impact on our Consolidated Financial Statements.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes have a fixed interest rate, its bank facility is subject to variable interest rates keyed to LIBOR. As of September 30, 2007, we had $37.7 outstanding under our bank facility and $91.0 million of debt outstanding under our senior secured notes. Borrowings under our bank facility are subject to a variable rate. As of September 30, 2007 the variable rate was 5.86%. Our senior secured notes bear interest at a rate of 9.5% per annum. Our bank facility, with an available aggregate amount of up to $51.7 million, currently consists of (a) a $21.7 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of September 30, 2007, there was $16.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Assuming our current debt structure, a $21.7 million term loan facility, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, we estimate that our interest expense for the fiscal year ended September 30, 2007 would have increased by approximately $0.3 million.

Item 8

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Executive Committee

of American Rock Salt Company, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of American Rock Salt Company LLC at September 30, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Rochester, NY

December 18, 2007

American Rock Salt Company LLC

Balance Sheets

September 30, 2007 and 2006

	2007	2006
Assets
Current assets
Cash and equivalents	$2,615,044	$2,457,514
Accounts receivable, net of reserve for doubtful accounts of approximately $54,000 and $87,000 in 2007 and 2006 respectively	9,957,325	6,338,378
Inventory, net	35,388,490	42,932,655
Prepaid expenses	607,982	1,039,078

Total current assets	48,568,841	52,767,625
Property and equipment, net	81,803,234	83,362,807
Other assets
Salt deposits and mineral rights, net	2,539,534	2,578,062
Mine acquisition costs, net	376,256	382,082
Financing costs, net of accumulated amortization of approximately $3,188,000 and $2,114,000 in 2007 and 2006 respectively	4,525,073	5,599,693

Total other assets	7,440,863	8,559,837

	$137,812,938	$144,690,269

Liabilities and Member’s Equity
Current liabilities
Revolving line of credit	$16,000,000	$21,050,000
Current portion of long-term debt	2,057,604	1,959,015
Accounts payable	3,568,432	2,806,501
Accrued expenses	3,918,824	3,188,894
Related party payables	504,832	273,937

Total current liabilities	26,049,692	29,278,347
Long-term debt, net of current portion	110,655,704	118,713,308

Total liabilities	136,705,396	147,991,655
Members’ surplus (deficit)
Class A Units, 6,250 units issued and outstanding at September 30, 2007 and 2006	364,326	(1,085,988)
Class F Units, 12,750 units issued and outstanding at September 30, 2007 and 2006	743,216	(2,215,398)

	1,107,542	(3,301,386)

	$137,812,938	$144,690,269

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Operations

Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
Sales
Bulk	$118,921,281	$93,755,596	$102,639,106
Packaged	2,366,250	1,897,617	1,973,506

Total sales	121,287,531	95,653,213	104,612,612

Cost of sales	92,006,449	63,833,668	74,059,778

Gross income	29,281,082	31,819,545	30,552,834
Operating expenses	7,620,832	7,940,016	8,233,752

Income from operations	21,660,250	23,879,529	22,319,082

Other income (expense)
Interest expense	(11,719,402)	(12,006,524)	(11,399,210)
Interest income	407,247	123,836	95,101
Other financing charges	(21,737)	(70,422)	(12,014)
Other, net	82,570	2,181,742	12,250

Total other expense	(11,251,322)	(9,771,368)	(11,303,873)

Net income	$10,408,928	$14,108,161	$11,015,209

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Changes in Members’ Equity (Deficit)

Years Ended September 30, 2007, 2006 and 2005

	Class A Units	Class F Units	Total
Members’ (deficit) - September 30, 2005	$(4,209,960)	$(8,588,222)	$(12,798,182)
Net income	4,640,880	9,467,281	14,108,161
Distribution to members	(1,516,908)	(3,094,457)	(4,611,365)

Members’ (deficit) - September 30, 2006	$(1,085,988)	$(2,215,398)	$(3,301,386)

Net income	3,424,017	6,984,911	10,408,928
Distribution to members	(1,973,703)	(4,026,297)	(6,000,000)

Member’s surplus - September 30, 2007	$364,326	$743,216	$1,107,542

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Cash flows

Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$10,408,928	$14,108,161	$11,015,209
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,761,845	4,648,473	4,262,041
Depletion	38,528	45,692	43,583
Provision for bad debts	(32,360)	15,000	25,000
Amortization of mine acquisition and financing costs	1,080,446	953,511	777,273
Loss on sale or disposal of equipment	—	284,426	—
Changes in
Accounts receivable	(3,586,587)	854,402	(3,585,325)
Inventory	7,544,165	(10,892,970)	(6,897,662)
Prepaid expenses	431,096	(351,755)	30,472
Accounts payable	761,931	(848,909)	196,246
Accrued expenses	729,930	(431,802)	607,830

Net cash provided by operating activities	22,137,922	8,384,229	6,474,667

Cash flows from investing activities
Mine development expenditures	—	—	(10,000,000)
Purchase of property and equipment	(3,202,272)	(4,068,209)	(2,724,574)

Net cash (used in) investing activities	(3,202,272)	(4,068,209)	(12,724,574)

Cash flows from financing activities
Borrowings on long-term debt	—	—	27,934,810
Repayments on long-term debt	(1,959,015)	(3,699,344)	(691,739)
(Repayments) borrowings on revolving line of credit	(5,050,000)	7,350,000	18,120,000
Repayments on revolving line of credit	—	—	(17,170,000)
Distribution to Members	(6,000,000)	(4,611,365)	(24,062,838)
Decrease/(increase) in Restricted Cash	—	—	1,328,126
Extinguishment of Senior Secured Notes	(6,000,000)	(3,045,000)	—
Borrowings (repayments) of related party payables	230,895	(86,663)	(76,365)

Net cash (used in) provided by financing activities	(18,778,120)	(4,092,372)	5,381,994

Net increase (decrease) in cash and equivalents	157,530	223,648	(867,913)
Cash and equivalents - beginning of year	2,457,514	2,233,866	3,101,779

Cash and equivalents - end of year	$2,615,044	$2,457,514	$2,233,866

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Notes to Financial Statements

For the years ended September 30, 2007, 2006 and 2005

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

In connection with the holding company reorganization described above, Holdings entered into a seven and one-half year $100.0 million aggregate principal amount senior unsecured term loan facility on July 3, 2007 with Morgan Stanley Senior Funding, Inc. as the initial lender and administrative agent. In connection with that loan, the Company became a Restricted Subsidiary, as defined, of Holdings. Holdings is required to cause the Company to pay a cash dividend to Holdings annually, commencing April 2008, which will allow the timing of the dividend to be consistent with past practices of the Company. The amount of the dividend must be no less than 75.0% of its “available free cash flow”, wherein “available free cash flow” includes a number of financial components in its determination but cannot exceed the amount the Company is permitted to pay as a cash distribution under its existing credit facilities or the indenture governing its senior secured notes. As a Restricted Subsidiary, the Company is subject to financial and other restrictions that are comparable to existing restrictions under the Company’s senior secured notes.

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

Inventory

Inventory is stated at the lower of cost or market, on an average cost basis. The Company records reserves for unusable raw materials and supplies inventory. The amount of unusable raw materials is immaterial during the ordinary course of business.

Fixed Assets and Depreciation

The Company concluded in September 2006 to change its method of amortizing its mine development costs from the straight line method to the units-of-production method. In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, the Company retrospectively adjusted its financial statements for all periods to reflect such change, as reflected in the Company’s 10-K for the fiscal year ended September 30, 2006.

Mine development costs, primarily underground assets used in the production of salt, totaled $69.8 million as of September 30, 2007 and are included on the Company’s balance sheet in property and equipment, net. Under the units-of-production method, the assets are amortized based on the tons of salt extracted compared to the total tons of proven salt reserves. This accounting method reflects the usage patterns of these assets, links their estimated useful lives to the life of the Company’s proven salt reserves, and is the industry predominant accounting practice for similar assets.

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

Depreciable lives are as follows:

Buildings	20 - 40 years

Mine development costs	176 Million Tons

Land improvements	15 years

Machinery and Equipment	3-10 years

Furniture and fixtures	5 - 7 years

Vehicles	3 - 5 years

Computers and peripheral equipment	3 - 5 years

Salt Deposits and Mineral Rights

Salt deposits and mineral rights are underground reserves on which the Company has extraction rights. Salt deposits and mineral rights are amortized as the minerals are extracted, based on units-of-production and engineering estimates of total reserves. The impact of revisions to reserve estimates is recognized on a prospective basis. Salt deposits and mineral rights are presented net of accumulated depletion of approximately $0.3 million, $0.2 million, and $0.2 million at September 30, 2007, 2006 and 2005, respectively.

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

For the years ended September 30, 2007, 2006 and 2005

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

Members’ Equity

The Company’s authorized, issued and outstanding membership interests consist of 6,250 Class A Units and 12,750 Class F Units. Holdings is currently the sole member of the Company and holds all issued and outstanding Class A and Class F units, as a consequence of which the Company is treated as a “disregarded entity” for tax purposes and all profits and losses of the Company are allocated to Holdings.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2007, 2006 and 2005

Fair Value Disclosures of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents approximate their fair values at September 30, 2007 and 2006.

The estimated fair value of the Company’s long-term debt is approximately $113,850,246 as of September 30, 2007. The estimated fair value was based on market yields for similar instruments.

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

Supplemental Disclosure of Cash Flow Activities

Supplemental information regarding cash flow activities for the year ended September 30:

	2007	2006
Cash paid for interest	$11,616,188	$11,716,750

3.	Inventory

Inventory consists of the following at September 30:

	2007	2006
Supplies	$1,080,484	$1,190,882
Finished Goods, Salt	34,346,451	41,779,498

	35,426,935	42,970,380
Less:
Reserve	(38,445)	(37,725)

	$35,388,490	$42,932,655

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2007, 2006 and 2005

4.	Property and Equipment

Property and equipment consisted of the following at September 30:

	2007	2006
Land	$683,882	$683,882
Buildings	3,318,954	3,299,156
Land improvements	3,406,348	3,150,956
Machinery & Equipment	27,685,335	26,928,745
Furniture and fixtures	49,774	43,442
Vehicles	370,736	370,735
Computers and peripheral equipment	861,375	825,990
Mine development costs	69,812,948	69,812,948

	106,189,352	105,115,855
Less: Accumulated Depreciation	(26,572,940)	(21,811,095)

	79,616,412	83,304,760
Construction in progress	2,186,822	58,047

	$81,803,234	$83,362,807

5.	Leases

The Company has entered into several agreements for the storage and handling of its salt at several stockpiles; several of these agreements include land and building rent. In addition, the Company has various lease agreements for railcars. These stockpile and railcar lease obligations extend through 2016. Most leases contain renewal and purchase options. No leases contain restrictions on the Company’s activities concerning capital distributions, additional debt, or further leasing. Rental expenses for all operating leases amounted to approximately $5,221,000, $4,817,000 and $4,152,000 during fiscal 2007, 2006 and 2005, respectively.

Future minimum rental payments under operating leases with non-cancelable terms in excess of one year are as follows.

	Property	Equipment	Total
2008	$72,000	$5,237,535	$5,309,535
2009	72,000	4,695,043	4,767,043
2010	—	4,672,398	4,672,398
2011	—	3,459,219	3,459,219
2012	—	3,241,429	3,241,429
Thereafter	—	12,966,447	12,966,447

	$144,000	$34,272,073	$34,416,073

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2007, 2006 and 2005

6.	Long-Term Debt

Long-term debt consisted of the following at September 30:

	2007	2006
Senior Secured Notes

Senior Secured Notes at September 30, 2007 of $90,955,000, currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012.	$90,955,000	$96,955,000

Senior Term Loan

Senior Term Loan at September 30, 2007, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 5.86% as of September 30, 2007.	21,659,261	23,592,428

Promissory note payable to the Empire State Development Corporation

Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	99,047	124,895

	112,713,308	120,672,323
Less: Current maturities of long-term debt	(2,057,604)	(1,959,015)

	$110,655,704	$118,713,308

On March 7, 2006, the Company amended its bank facility primarily in order to reduce the pricing grid leverage ratio and to eliminate certain financial covenants, as previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2006. At September 30, 2007, the Company’s bank facility in the aggregate principal amount of $51.7 million consisted of: (a) a $21.7 million term loan, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan has a maturity of eight years commencing March 7, 2006. The working capital facility has an initial term of five years commencing March 7, 2006.

The term loan was drawn at the conclusion of the litigation (see footnote 8). At September 30, 2007, a balance of approximately $21.7 million was outstanding bearing interest at a rate of 5.86%.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2007, 2006 and 2005

The working capital facility permits the Company to borrow up to $30,000,000 in revolving loans with a $7,000,000 sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of September 30, 2007, the Company had $16,000,000 drawn and $2,000,000 of standby letters of credit outstanding under the working capital facility, with approximately $8,400,000 million of remaining availability thereunder. Amounts under the working credit facility when outstanding bear an interest rate of 5.86%.

The aggregate maturities of long-term debt for each of the five fiscal years subsequent to September 30, 2007 and thereafter are as follows:

2008	$2,057,604
2009	2,167,915
2010	2,284,145
2011	2,391,297
2012	2,504,087
Thereafter	101,308,260

$112,713,308

7.	Related Party Transactions

Legal Services

Certain legal costs were incurred by the Company and paid to an organization affiliated with several of our affiliates of approximately $327,000, $443,000 and $990,000 during fiscal 2007, 2006 and 2005, respectively. These amounts are included in operating expenses.

Goods and Services

Certain affiliates received management and services fees of approximately $294,000, $294,000 and $294,000 during fiscal 2007, 2006, and 2005, respectively. These amounts are included in operating expenses.

Additionally, certain affiliates received payments for goods and services aggregating approximately $2,086,000, $1,646,000 and $1,473,000 during fiscal 2007, 2006, and 2005, respectively. In fiscal 2007, approximately $1,686,000 of the total $2,086,000 is included in cost of sales with the remaining balance in operating expenses. In fiscal 2006, approximately $1,360,000 of the total $1,646,000 is included in cost of sales with the remaining balance in operating expenses. In fiscal 2005, approximately $1,142,000 of the total $1,473,000 is included in cost of sales with the remaining balance in operating expenses.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2007, 2006 and 2005

Financing Costs

Certain costs were incurred from an affiliate for financial advisory fees of approximately $35,000, $197,500 and $310,000 for fiscal 2007, 2006 and 2005, respectively. These amounts are included in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

We pay a royalty (“NOMI”) related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. Certain affiliates receive a portion of such royalty payments. NOMI expense to such affiliates was approximately $2,659,000, $2,346,000, and $2,396,000, during fiscal 2007, 2006, and 2005, respectively. These amounts are included in cost of sales.

8.	Commitments and Contingencies

Engineering and Procurement Contract/Litigation

The Company was involved in litigation with Frontier-Kemper Constructors, Inc., Flatiron Constructors, Inc. (formerly known as Flatiron Constructors, LLC, and also known as Flatiron Structures LLC), Jointly and Severally with Frontier-Kemper Constructors, Inc. and d/b/a Frontier-Kemper/Flatiron Joint Venture (together, the “EPC Contractor” or “FKF”), whom the Company engaged to design and construct its mine facility, as well as the EPC Contractor’s bonding companies, Travelers Casualty and Surety Company of America and Liberty Mutual Insurance Company (the “Bonding Companies”), and Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas (collectively “Willis”) and Lloyd’s U/W at London, Sponsoring Syndicates (“Lloyd’s), the insurance brokers and underwriters, respectively, of certain liquidated damages insurance purchased to insure the timely completion of the mine facility. On June 30, 2005, the Company, the EPC Contractor and the Bonding Companies reached a settlement agreement with respect to the litigation, pursuant to which the parties agreed to dismiss all claims and counterclaims, subject to limited exceptions, with no findings or admissions of liability by any party. All of the settled claims were dismissed with prejudice. In July 2005, the Company paid a total of $10.0 million to the EPC Contractor, including $4.2 million of mine construction retention previously withheld and owed to the EPC Contractor and the last invoice dated December 2001 totaling $1.0 million, both of which had been previously recorded as accrued liabilities on the Company’s balance sheet. The remaining $4.8 million of the settlement payment was for additional mine construction expenditures and was also recorded on June 30, 2005 as capitalized mine development costs. The Company agreed to share with the EPC Contractor one-half of any payment received by the Company in connection with its claims against Willis Corroon Corporation of Missouri, Willis Limited, Willis Faber and Dumas and Lloyd’s U/W at London, Sponsoring Syndicates, third party defendants in the action (the “Willis Parties”). Other terms of the settlement are confidential by agreement of the parties. The settlement also freed the Company from any further obligation under a $32.1 million bond the Company posted as security to discharge a mechanic’s lien the EPC Contractor had filed against the Hampton Corners Salt Mine arising out of the dispute between the parties. The settlement did not include the settling parties’ claims against Willis and Lloyd’s, which claims remained pending.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2007, 2006 and 2005

On October 18, 2005, the court in which the remaining litigation against Willis and Lloyd’s was pending granted summary judgment to the Company on its claims against Willis for breach of its obligations to the Company as insurance brokers in connection with the above-mentioned liquidated damages insurance, and the Company and the EPC Contractor subsequently agreed to a settlement of their claims against Willis and Lloyd’s. The claims against the Willis Parties were settled on February 27, 2006 for $4.2 million, one-half of which was retained by the Company and one-half of which was paid over to the EPC Contractor, both net of litigation expenses, pursuant to the terms of the original settlement. The Company’s amount ($2.1 million) had been included as Other Income in the Statement of Operations for the fiscal year ended September 30, 2006.

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

Livingston County IDA Assistance

On September 1, 1998, Livingston County Industrial Development Agency (“IDA”) approved the Payment-in-Lieu-of-Tax (“PILOT”) Agreement between the Company and the IDA. Under the terms of the Agreement, the Company receives abatements on a percentage of property taxes through 2031, exemption from mortgage taxes related to the financing of the mine and exemption from sales and use taxes otherwise payable on all purchases made to construct the mine. Under the agreement, the Company is required to maintain a staffing level of 124 full time or equivalent employees (“Full Time Employees”). If the Full Time Employees fall below 75 percent of 165 (124), the PILOT payments increase based on a pre-defined formula. The Company had 235 Full Time Employees as of September 30, 2007.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2007, 2006 and 2005

Sales Contracts

The Company has various salt sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of nonperformance. The amount of such performance penalties, if any, would be dependent upon failure to perform and factors such as weather patterns and resultant product demand in the Company’s geographic markets and as a result cannot be estimated. For the three fiscal years ended September 30, 2007, the Company has not incurred any penalties related to these sales contracts. At September 30, 2007, the Company had approximately $12.5 million of outstanding performance bonds.

Rail Carrier Agreements

The Company has agreements with rail carriers for the transportation of its rock salt. These agreements have minimum usage requirements that obligate the Company to pay, in the aggregate, a minimum of $1.9 million per annum. In fiscal 2007, 2006 and 2005, the Company met its minimum usage requirements. The current agreements expire in 2011. Based on current projections, the Company expects to meet the minimum usage requirements for the remainder of the agreements.

9.	Employee Benefit Plan

The Company administers a 401(k) defined contribution plan covering substantially all employees. Total expense related to the employer matching contribution was approximately $275,000, $216,000, and $216,000 in fiscal 2007, 2006, and 2005, respectively.

10.	Accounting Pronouncements

In September 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 Topic 1N, Financial Statements, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first fiscal year ending after November 15, 2006. We adopted SAB 108 in fiscal 2007. The adoption of SAB 108 had no impact on our Consolidated Financial Statements.

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

Item 9

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A

Controls and Procedures

The Company’s management, with the participation of its Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures as of September 30, 2007 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

Part III

Item 10

Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to our Managers, executive officers, and key employees as of September 30, 2007:

Name	Age	Position
Joseph G. Bucci	64	Vice Chairman, Operations, Vice President, Real Estate, Executive Committee Member and Class F Manager
Gunther K. Buerman	64	Chairman, Executive Committee Member and Class F Manager
Neil L. Cohen	46	Vice Chairman, Finance and Marketing, Executive Committee Member and Class F Manager
Raymond R. Martel	50	Chief Financial Officer and Chief Administrative Officer
Gary L. Perrin	51	Human Resources Manager
Gregory J. Norris	44	Plant Manager
Ann M. Blake	36	Controller
Mark Assini	48	Bidding Manager
Charles T. Collins	42	Class A Manager
C. Wesley Gregory III	51	Class A Manager
Gregory O’Connell	65	Class A Manager
John M. Odenbach, Jr.	57	Class A Manager
E. Philip Saunders	70	Class A Manager
Thomas Terry, Jr.	74	Class A Manager

Board of Managers and Executive Committee

We have a nine-member Board of Managers and a three-member Executive Committee. The members of the Executive Committee, taken together, own a majority of the membership interests in Holdings. The Executive Committee generally has the authority to exercise all the powers of the full Board of Managers, other than the power to take certain actions enumerated in the Company’s operating agreement. The members of the Executive Committee collectively fulfill the duties of chief executive officer. The Board of Managers consists of three Class F Managers, who serve ex officio by virtue of the election as Class F Managers of Holdings, and up to eight Class A Managers, who serve ex officio by virtue of their election as Class A Managers of Holdings. Each Class F Manager has three votes on all matters submitted to a vote of the Board of Managers, and each Class A Manager has one vote on all matters submitted to a vote of the Board of Managers. Managers hold office until their successors are duly elected and qualified as Managers of Holdings or their earlier removal or resignation.

A brief biography of each member of the Board of Managers is set forth below:

Executive Committee/Class F Managers

Joseph G. Bucci became a Manager of the Company and Vice President, Real Estate and Mineral Rights in October 1997. In 2002, he became Vice Chairman, Operations. From June 1, 2003 to September 2005 Mr. Bucci also served as Plant Manager responsible for all production and the day to day operation of our mine. Mr. Bucci, founder and owner of Bucci Real Estate, has been involved in real estate since 1968. He has been responsible for the purchases of mineral rights on behalf of the former International Salt Company, Akzo Nobel Salt and the Company since 1974. Mr. Bucci serves on the board of directors of The Bank of Castile and the Livingston County Chamber of Commerce. He holds a B.S. in history and education from SUNY Geneseo as well as New York State certification as a Licensed Real Estate Broker.

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

Class A Managers

Charles T. Collins became a Manager of the Company in November 1998. Mr. Collins served as the Company’s Chief Financial Officer from January 1997 to November 1998. He is a managing director of Cohen & Company, LLC, a private equity firm he joined in 1996. Prior to joining Cohen & Company, Mr. Collins was a CPA and manager in the audit practice of Coopers & Lybrand, LLP, which he joined as an associate in 1988. He holds a B.S. in Accounting from New York University.

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

Raymond R. Martel became Chief Financial Officer of the Company in November 1998 and Chief Administrative Officer in May 2007. Mr. Martel has 27 years of financial experience, including 5 years of management consulting and 10 years of concentrated mineral industry experience. Mr. Martel’s prior employers include British Petroleum and Coopers & Lybrand, LLP, where he was a member of the Tax/Finance teams supporting exploration and development of mineral properties. Mr. Martel’s major area of responsibility was the financial and tax reporting for the development of the liquid natural gas property on the Northwest Shelf of Australia. Mr. Martel serves on the board of directors of Tri County Family Medicine, Livingston County Chamber of Commerce, and Board of Trustees for Houghton College.

Gary L. Perrin is the Company’s Human Resources Manager. He joined the Company in March 2001. Mr. Perrin has over 24 years of diversified management experience in Human Resources and Finance. Prior to joining the Company, Mr. Perrin was employed by Stroehmann Bakeries Inc. and the Quaker Oats Company. He has worked with organizations experiencing rapid growth and also has guided organizations through periods of downsizing, including layoffs and office/plant closings. Mr. Perrin has labor relations experience with the following unions: United Steel Workers of America (USWA), International Brotherhood of Teamsters (IBT), Bakery, Confectionary, Tobacco Workers International (BC&T), United Food and Commercial Workers (UFCW) and Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE).

Gregory J. Norris has been the Company’s Plant Manager since September 2005. Previously, he was the Company’s Engineering Manager. He joined the Company in June 2000. Mr. Norris has over 18 years of mine engineering experience, including five years working for Akzo Nobel Salt, Inc. at two different salt mines. He has worked in copper and silver mines for Copper Range Company, and has managed a 1.0 million tons-per-year limestone quarry for Southdown Inc.

Ann M. Blake was named the Company’s Controller in May 2007. She joined the Company in 2006 as the Company’s Accounting Manager. Ms. Blake is a Certified Public Accountant and has over eight years of financial reporting and accounting experience. Prior to joining the Company, Ms. Blake was employed in the audit practice of Arthur Andersen, LLP, which she joined as an associate in 1999. Ms. Blake joined Xerox Corp in 2003 where she held positions as Senior Analyst, Consolidations and Reporting- North America; Senior Analyst, Accounting and Internal Control and Manager of Accounting, Xerox Information Management. She holds a B.S. in Accounting from St. John Fisher College.

Mark Assini was named the Company’s Bidding Manager in May 2007. He joined the Company in 2004 as Manager of Marketing Analysis. Prior to joining the Company, Mr. Assini served as a cost accountant at Pfaudler, Inc from 1995-2004. While at Eastman Kodak Company from 1981-1994, Mr. Assini maintained lead roles in Supply Chain Management as well as in Finance. Mr. Assini is certified in Material Requirements Planning by the American Production and Inventory Control Society and holds a B.S. in Production Management from Rochester Institute of Technology.

Audit Committee

The members of the Company’s Executive Committee, Gunther K. Buerman, Joseph G. Bucci and Neil L. Cohen, have served as the Audit Committee of the Board of Managers. The Board of Managers formally appointed the Executive Committee members as the Audit Committee in December 2004, recognizing that they had previously been serving in that capacity. The Company’s Board of Managers has not determined that any member of the Audit Committee is an “audit committee financial expert” as defined in applicable Securities and Exchange Commission regulations. The Board of Managers believes that the collective knowledge and experience of the Audit Committee members is sufficient to perform the functions of the Audit Committee without any one member being deemed to be an “audit committee financial expert”.

Code of Ethics

As of September 30, 2007, the Company had not adopted a “Code of Ethics” as defined in applicable Securities and Exchange Commission regulations. The Board of Managers believes that our current internal control procedures and business practices are adequate to promote honest and ethical conduct and to deter wrongdoing by its executives.

Item 11

Executive Compensation

Compensation Discussion and Analysis

Introduction

This section addresses certain aspects of the compensation paid to our Named Executive Officers, as defined below. Although this discussion may address our historical practices, the focus is on the practices used in our most recent fiscal year.

Oversight

The Board of Managers does not have a separately designated Compensation Committee. The Executive Committee performs the functions of the Compensation Committee with respect to our executive officers and senior management other than our Co-Chief Executive Officers and in that capacity oversees the compensation paid to those individuals. Mr. Bucci is not involved in determining his annual compensation for his role as an operational manager. Our entire Board of Managers performs the functions of the Compensation Committee with respect to our Co-Chief Executive Officers and in that capacity oversees the compensation paid to Messrs. Bucci, Buerman and Cohen, for their service in that role. The Board of Managers has taken no action with respect to the compensation paid to our Co-Chief Executive Officers during the past three fiscal years. Among other things, the Executive Committee reviews the performance of our executive officers and makes determinations concerning the compensation levels of those officers.

Objectives of Executive Compensation

The objective of our executive compensation is to attract, motivate and retain highly talented individuals. The Executive Committee periodically reviews the competitiveness of our executive compensation in order to evaluate whether it is achieving the desired goals and objectives. Our executive compensation program is principally designed to give executives incentives to focus on and achieve our business objectives. Key elements of the executive compensation program are competitive base salaries and annual performance-based bonuses.

Competitive Factors.

In determining the compensation levels of our executive officers, the Executive Committee takes into account competitive market data from the mining industry as a whole and focuses on institutions of a size similar to us. Although the Executive Committee has not historically established specific targets in relation to peer group compensation, it has taken into account the total compensation paid to executive officers by our competitors. Information regarding pay practices at other companies in the mining industry is useful because we recognize that our compensation must be competitive in the marketplace and this information also assists us in assessing the overall reasonableness of our compensation.

Elements of Our Compensation Program

Elements of Compensation

To date, our executive compensation has had three components: base salary, annual cash incentives and employee benefits. The Company previously maintained a plan under which it could grant awards of Units to certain employees and executive officers, but recently determined to discontinue this plan. No awards were ever granted under the plan.

Base salary is designed to provide competitive levels of compensation to our executive officers based upon the responsibilities assigned to them and taking into account their experience and qualifications. As was discussed above, we have established base salaries at levels we consider appropriate to recruit and retain executives and which are competitive with those paid by similar institutions. To ensure we remain competitive in base salaries, we use industry and region specific salary guidelines as a measure. The Executive Committee reviews base salaries on an annual basis to take into account reported cost of living adjustments as well as changes in responsibilities and the individual performance of our executives.

We have also made annual cash bonus payments, which are intended to recognize individual accomplishments, as well as the overall performance of the Company during the past year. Annual bonuses have not been awarded based upon the attainment of pre-established targets or other measurable criteria, but have been determined based on the Company’s performance and various factors determined relevant by the Board of Managers.

We provide various benefits to all of our eligible employees, including executive officers, which include group life insurance, health insurance and a 401(k) plan. The 401(k) plan is a tax-qualified profit sharing plan under the Internal Revenue Code, and eligible employees meeting certain length of service requirements may make tax deferred contributions subject to certain limitations. We make discretionary matching contributions of up to 3% of employee compensation which vest to the employee over a five year period.

Perquisites and other personal benefits have not represented a significant part of total compensation for any of our executive officers.

Post-Termination Compensation

Other than the 401(k) plan mentioned above, we do not offer any other pension or post-employment benefits. We do not maintain employment agreements with any of our executive officers entitling them to severance or other post-employment benefits.

Role of Executive Officers in Compensation Decisions

The Board of Managers has the authority to make all final determinations with respect to the compensation paid to our Co-Chief Executive Officers for their service in that role. The Board of Managers has taken no action with respect to the compensation paid to our Co-Chief Executive Officers during the past three fiscal years. The Executive Committee makes all final determinations with respect to the compensation paid to our other executive officers. Because Messrs. Buerman, Bucci and Cohen, our Co-Chief Executive Officers, are members of the Board of Managers, they are entitled to participate in deliberations regarding executive compensation, including concerning the fees to be paid to them in compensation for their service as Co-Chief Executive Officers. Mr. Bucci is not involved in determining his annual compensation for his role as an operational manager.

Changes in Executive Compensations

The discussion above relates to our recent practices, and most particularly those used in the most recent fiscal year. The Executive Committee continues to evaluate our executive compensation programs, but does not anticipate making any material changes in our executive compensation practices in the foreseeable future.

Tax Considerations

It has been the Executive Committee’s intent that all incentive payments be deductible to the Company, unless such deductibility would undermine our ability to meet our objectives. Currently, we believe that all of the compensation paid to our executive officers qualifies for a federal tax deduction in computing our taxable income. We have not historically relied on deferred compensation arrangements or made equity awards, so Section 409A of the Internal Revenue Code has not had any impact on our compensation programs to date.

Summary

In summary, we believe that the compensation paid to our executive officers has been consistent with our overall objectives and has enabled us to retain and motivate our management team.

Summary Compensation Table

The following table sets forth information concerning the compensation paid by the Company for the fiscal year ended September 30, 2007 to (i) the three individuals who collectively serve as the Company’s chief executive officer, (ii) the Company’s chief financial officer, and (iii) the other most highly compensated individual (based on total compensation for the last completed fiscal year) who was serving as an executive officer at the end of the fiscal year ended September 30, 2007, and whose total compensation was in excess of $100,000 (collectively, the “Named Executive Officers”)

Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Compensation	Total
Joseph Bucci, Vice Chairman, Operations Vice President, Real Estate and Co-Chief Executive Officer(1)	2007	$109,993	$75,000	$98,000	$282,993
Gunther Buerman, Chairman and Co-Chief Executive Officer(1)	2007	$—	$—	$98,000	$98,000
Neil Cohen, Vice Chairman, Finance and Marketing and Co-Chief Executive Officer(1)	2007	$—	$—	$98,000	$98,000
Raymond Martel, Chief Financial Officer(2)	2007	$120,595	$27,500	$4,443	$152,538
Donald Holman, Vice President Marketing (3)	2007	$97,981	$—	$17,746	$115,727

(1)

Messrs. Bucci, Buerman, and Cohen collectively serve as Chief Executive Officer for the Company. Amounts included in “All Other Compensation” for Messrs. Bucci, Buerman and Cohen represent fees of $48,000 paid to such persons for service as a member of the Executive Committee and $50,000 for service as Co-Chief Executive Officer.

(2)	Amounts included in “Other Annual Compensation” for Mr. Martel represent employer matching contributions under the Company’s 401(k) plan.
(3)

Mr. Holman served as the Vice President Marketing of the Company until May 2007. Amounts included in All Other Compensation for Mr. Holman represent $2,939 in employer matching contributions under the Company’s 401(k) plan and $14,807 in fees paid to Mr. Holman for consulting services provided to the Company after his departure.

Retirement Plans

We do not maintain a qualified or non-qualified defined benefit pension plan covering any of our employees. Our Named Executive Officers are eligible to participate in our tax-qualified Profit Sharing and Savings Plan on the same basis as other employees under the plan. The Company makes a discretionary matching contribution of up to 3% of employee compensation. The Summary Compensation Table above reflects the actual dollar amounts contributed to our Profit Sharing and Savings Plan on each Named Executive Officer’s behalf.

Compensation Committee Interlocks and Insider Participation

As of September 30, 2007, the Company did not have a compensation committee. The Executive Committee functions as the compensation committee with respect to all of our executive officers other than our Co-Chief Executive Officers, and the entire Board of Managers functions as the compensation committee with respect to our Co-Chief Executive Officers. No interlocking relationship existed during the last completed fiscal year between the Company’s Board of Managers or Executive Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C promulgated by the SEC or the liabilities of Section 18 of the Securities Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Securities Exchange Act. The information contained in this Compensation Committee Report shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Securities Exchange Act, except to the extent the Company specifically incorporates it by reference.

The Executive Committee, serving as the Compensation Committee:

•	has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with the Company’s management, and

•	based upon such review and discussion, recommended to the Board that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Executive Committee (serving as the Compensation Committee):

Joseph G. Bucci

Gunther K. Buerman

Neil L. Cohen

Managers’ Fees

Each board member of the Executive Committee is entitled to compensation at a rate of $4,000 per month as a member of the Executive Committee. Additionally, each member of the Executive Committee is entitled to receive $50,000 annually as compensation for his role in fulfilling the duties of co-chief executive officer. All such fees paid to Executive Committee members are reported for each such individual in the Summary Compensation Table, above. These fees have remained level over past three fiscal years. All Managers, including the Executive Committee members, are entitled to reimbursement for all reasonable out-of-pocket expenses incurred by them in connection with their performance of services in that capacity.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s issued and outstanding membership interests consist of 6,250 Class A Units and 12,750 Class F Units. As of December 5, 2007, all issued and outstanding Units of the Company were held by Holdings. Holdings’ business address is 3846 Retsof Road, Retsof, New York 14539.

Item 13

Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

From time to time, we enter into agreements with Managers of the Company or their affiliates. We believe that the terms of these relationships are at least as favorable as those we could have obtained as a result of arm’s-length negotiations with unaffiliated third parties. Set forth below are descriptions of the material agreements or arrangements we have entered into with our Managers or their affiliates.

Legal Services

Gunther K. Buerman, one of the founders of the Company who currently serves as Co-Chief Executive Officer and Chairman of the Executive Committee, is the Chairman of Harris Beach PLLC, a law firm which serves as general outside counsel to the Company. In addition, certain current and former members of the firm of Harris Beach PLLC own in the aggregate 150.5 Class A Units of Holdings (not including the Units owned by Mr. Buerman). The Company incurred legal expenses to Harris Beach of approximately $327,000 during fiscal 2007. Mr. Buerman has less than 1% equity interest in Harris Beach PLLC.

Fuel Supply Services

E. Philip Saunders, a Class A Member of Holdings and a Class A Manager of the Company is the Chairman of the Board of Griffith Energy, Inc., which provides petroleum product to the Company on an as-needed basis. The Company incurred approximately $1,379,000 in fees payable to Griffith Energy, Inc. during fiscal 2007. Mr. Saunders owns an equity interest in Griffith Energy, Inc.

Non-Operating Mineral Interests (“NOMIs”)

Under the terms of the Company’s operating agreement, Joseph G. Bucci, Gunther K. Buerman, and Neil L. Cohen, in addition to certain other members of Holdings, hold certain Non-Operating Mineral Interests, or “NOMIs”, related to the Company’s initial acquisition of mineral rights. The NOMIs entitle the holders to receive payments equal to 2.5% of the gross income of our mine as reported for purposes of computing percentage depletion for federal income tax purposes. The Company paid approximately $2,659,000 to holders of NOMIs during fiscal 2007. The approximate dollar value of the interest of each of Messrs. Bucci, Buerman and Cohen in the NOMIs paid during fiscal 2007 is $905,000, $944,000 and $788,000, respectively.

Miscellaneous

The Company has incurred certain additional costs from several related parties for various goods and services in the amount of approximately $667,000 during fiscal 2007.

Policies and Procedures for Approval of Related Party Transactions

Our Audit Committee reviews and discusses with management, the entire Board of Managers and our independent auditors any potential related party transactions. Our Board of Managers has the authority to approve all related party transactions.

Manager Independence

The Company is a privately-held company, and is not subject to the listing standards of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. For purposes of the following determinations on director independence, the Board of Managers has chosen to apply the independence criteria set forth in Nasdaq Rule 4200(a)(15). Under that standard, the Board of Managers believes that Messrs. O’Connell, Odenbach and Terry are “independent” for purposes of general board service.

The members of the Company’s Executive Committee, Gunther K. Buerman, Joseph G. Bucci and Neil L. Cohen, have served as the Audit Committee of the Board of Managers. The Board of Managers does not believe that Messrs. Buerman, Bucci and Cohen are “independent” for purposes of the heightened independence criteria for audit committees set forth in Nasdaq Rule 4350(d). The Board of Managers does not have a separately designated Compensation Committee or Nominating Committee, and the entire Board of Managers performs the functions of those committees, except that the Executive Committee performs the functions of the Compensation Committee with respect to our executive officers other than the Co-Chief Executive Officers. The Board of Managers believes that Messrs. O’Connell, Odenbach and Terry are “independent” for purposes of Nasdaq Compensation Committee and Nominating Committee standards. The Board of Managers does not believe that the Executive Committee members are “independent” for purposes of Nasdaq Compensation Committee standards.

Item 14

Principal Accountant Fees and Services

PricewaterhouseCoopers LLP is the Company’s independent registered public accounting firm. A summary of the aggregate fees billed by PricewaterhouseCoopers LLP for services provided during the fiscal years ended September 30, 2007 and 2006 are as follows (in thousands):

	2007	2006
Audit Fees (1)	$145,000	$327,587

	$145,000	$327,587

(1)	Related to services for the annual financial statement audits included in our Annual Reports on Form 10-K, quarterly reviews for the financial statements included in our Quarterly Reports on Form 10-Q and reviews of registration statements and other SEC filings. Also includes fees for services rendered in relation to the accounting principle change discussed in Note 2 to our audited financial statements included in this Annual Report on Form 10-K, including amended filings relating thereto.

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

The following exhibits are filed as part of this report on Form 10-K :

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger, dated as of June 12, 2007, but effective as of June 13, 2007, by and between the Company and ARS Mergeco LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007 and incorporated herein by reference)

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.11	Amended and Restated Credit Agreement by and among the Company, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on page 59 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 28, 2007

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Raymond R. Martel
Raymond R. Martel,
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Joseph Bucci Joseph G. Bucci	Vice Chairman, Operations, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 28, 2007

By:	/s/ Gunther K. Buerman Gunther K. Buerman	Chairman, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 28, 2007

By:	/s/ Neil L. Cohen Neil L. Cohen	Vice Chairman, Finance and Marketing, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 28, 2007

By:	/s/ Charles T. Collins	Manager	December 28, 2007
Charles T. Collins

By:		Manager
C. Wesley Gregory III

By:	Gregory O’Connell	Manager

By:	John M. Odenbach, Jr.	Manager

By:	/s/ E. Philip Saunders	Manager	December 28, 2007
E. Philip Saunders

By:	/s/ Thomas Terry Jr.	Manager	December 28, 2007
Thomas Terry, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger, dated as of June 12, 2007, but effective as of June 13, 2007, by and between the Company and ARS Mergeco LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007 and incorporated by reference herein)

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.11	Amended and Restated Credit Agreement by and among the Company, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on page 59 of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement