Form 10-Q
period 2007-12-31
AMERICAN ROCK SALT CO LLC
filed 2008-02-13
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Unaudited)

	December 31, 2007	September 30, 2007
Assets
Current assets
Cash and equivalents	$4,477,625	$2,615,044
Accounts receivable, net of reserve for doubtful accounts of approximately $42,000 and $54,000 at December 31, 2007 and September 30, 2007, respectively	43,628,724	9,957,325
Inventory, net	22,430,936	35,388,490
Prepaid and other assets	1,290,580	607,982

Total current assets	71,827,865	48,568,841
Property and equipment, net	81,385,213	81,803,234
Other assets
Salt deposits and mineral rights, net	2,526,448	2,539,534
Mine acquisition costs, net	374,277	376,256
Financing costs, net of accumulated amortization of approximately $3,362,000 and $3,188,000 at December 31, 2007 and September 30, 2007, respectively	4,351,032	4,525,073

Total other assets	7,251,757	7,440,863

	$160,464,835	$137,812,938

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$9,500,000	$16,000,000
Current portion of long-term debt	2,084,119	2,057,604
Accounts payable	9,756,726	3,568,432
Accrued expenses	7,615,496	3,918,824
Related party payables	1,765,947	504,832

Total current liabilities	30,722,288	26,049,692
Long-term debt, net of current portion	110,134,573	110,655,704

Total liabilities	140,856,861	136,705,396

Members’ Equity
Class A Units 6,250 units issued and outstanding at December 31, 2007 and September 30, 2007	6,449,118	364,326
Class F Units 12,750 units issued and outstanding at December 31, 2007 and September 30, 2007	13,158,856	743,216

	19,607,974	1,107,542

	$160,464,835	$137,812,938

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Operations

(Unaudited)

	For the three months ended
	December 31, 2007	December 31, 2006
Sales
Bulk	$65,451,166	$17,989,579
Packaged	3,202,266	996,178

Total sales	68,653,432	18,985,757

Cost of sales	44,862,091	13,184,279

Gross income	23,791,341	5,801,478
Operating expenses	2,270,168	1,966,949

Income from operations	21,521,173	3,834,529

Other income (expense)
Interest expense	(3,107,715)	(3,273,078)
Interest income	73,861	45,334
Other financing charges	8,067	—
Other, net	5,046	6,864

Total other expense, net	(3,020,741)	(3,220,880)

Net income	$18,500,432	$613,649

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ Equity

For the Three Months Ended December 31, 2007

(Unaudited)

	Class A Units	Class F Units	Total
Members’ equity - September 30, 2007	$364,326	$743,216	$1,107,542
Net income	6,084,792	12,415,640	18,500,432

Members’ equity - December 31, 2007	$6,449,118	$13,158,856	$19,607,974

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31, 2007	December 31, 2006
Cash flows from operating activities
Net income	$18,500,432	$613,649
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	1,331,164	1,149,238
Depletion	15,065	8,679
Amortization of mine acquisition and financing costs	174,041	362,768
Loss on sale or disposal of equipment	4,271	—
Changes in
Accounts receivable	(33,671,399)	(1,559,346)
Inventory	12,957,554	(3,738,284)
Prepaid expenses and other assets	(682,598)	555,155
Accounts payable	6,188,294	179,048
Accrued expenses	3,696,672	1,598,932
Related party payables	1,261,115	132,015

Net cash provided by (used in) operating activities	9,774,611	(698,146)

Cash flows from investing activities
Purchase of property and equipment	(917,414)	(254,522)

Net cash used in investing activities	(917,414)	(254,522)

Cash flows from financing activities
Repayments on long-term debt	(494,616)	(475,556)
(Repayments)/Borrowings on revolving line of credit	(6,500,000)	4,000,000
Increase in Bond Holding	—	(3,000,000)

Net cash (used in) provided by financing activities	(6,994,616)	524,444
Net increase (decrease) in cash and equivalents	1,862,581	(428,224)
Cash and equivalents - beginning of period	2,615,044	2,457,515

Cash and equivalents - end of period	$4,477,625	$2,029,291

Supplemental Disclosure of Cash Flow Activities

	For the three months ended
	December 31, 2007	December 31, 2006
Cash paid for interest	$354,083	$852,054

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2007 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2007. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three-month period ended December 31, 2007 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

No provision is made for income taxes in the accompanying financial statements as the Company is wholly-owned by another limited liability company, American Rock Salt Holdings LLC (“Holdings”), and is therefore treated as a disregarded entity for tax purposes. The taxable income and loss and any available credits of the Company and Holdings are includable on the individual tax returns of the members of Holdings.

3.	Long-Term Debt

Long-term debt consisted of the following at:

	December 31, 2007	September 30, 2007
Senior Secured Notes

Senior Secured Notes at December 31, 2007 of $90,955,000, currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012.

	$90,955,000	$90,955,000
Senior Term Loan

Senior Term Loan at December 31, 2007, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 5.75% as of December 31, 2007.

	$21,171,269	$21,659,261
Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	$92,423	$99,047

	112,218,692	112,713,308
Less: Current maturities of long-term debt	(2,084,119)	(2,057,604)

	$110,134,573	$110,655,704

The Company’s bank facility in the aggregate principal amount of $51.2 million consists of: (a) a $21.2 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 3.5%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

At December 31, 2007 a balance of $21.2 million was outstanding under the term loan facility bearing interest at a rate of 5.75%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of December 31, 2007, the Company had $9.5 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $18.5 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and when outstanding bears an interest rate of 5.75%.

4.	Inventory

Inventory consisted of the following at:

	December 31, 2007	September 30, 2007
Supplies	$1,580,601	$1,080,484
Finished Goods, Salt	20,940,898	34,346,451

	22,521,499	35,426,935
Less:
Reserve	(90,563)	(38,445)

	$22,430,936	$35,388,490

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our affiliates of approximately $0.1 million and $0.1 million during the three months ended December 31, 2007 and 2006 respectively. All such fees were included in operating expenses.

Goods and Services

Management and service fees were incurred from certain affiliates of approximately $0.1 million and $0.1 million during the three months ended December 31, 2007 and 2006 respectively. These amounts are included in operating expenses.

Additionally, expenses were incurred to certain affiliates for goods and services of approximately $1.3 million and $0.4 million during the three months ended December 31, 2007 and 2006, respectively. For the three months ended December 31, 2007, approximately $1.2 million of the total $1.3 million is included in cost of sales with the remaining balance in operating expenses. For the three months ended December 31, 2006, approximately $0.3 million of the total $0.4 million is included in cost of sales with the remaining balance in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

Certain affiliates receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $1.4 million and $0.2 million during the three months ended December 31, 2007 and 2006, respectively. These amounts are accrued in related party payables and included in cost of sales.

6.	Subsequent Events

Between January 24 and January 31, 2008 the Company purchased $18,920,000 of its 9 1/2% Senior Secured Notes due 2014 for an aggregate purchase price of $20,275,643. These amounts comprise principal and accrued interest for the Notes purchased. The Company intends to retire all such Notes.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This Form 10-Q contains forward looking statements. These statements relate to future events or our future financial performance, and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements, expressed or implied by these forward-looking statements. These risks and other factors include, among other things, those listed in the section entitled “Risk Factors” set forth in Item 1A below and elsewhere in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 28, 2007, and in other documents we file with the SEC. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined in “Risk Factors”. These factors may cause our actual results to differ materially from any forward-looking statement. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q.

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

Salt mines and mining operations are long-lived assets. Based solely on data extrapolated from areas within a one-mile radius of our drill holes, we believe that our mine currently has over 51 years of remaining mineable reserves at the current average production rate of 3.0 million tons per year.

While winter weather conditions in individual markets can vary from year to year, our target markets in New York and Pennsylvania are the most impacted by harsh winter snow and ice conditions and overall demand across the region is relatively stable. Our served markets in New York, Pennsylvania, Ohio and eight other states have an aggregate regional demand for over 11.1 million tons per year of rock salt, and Pennsylvania and New England currently have no operating rock salt mines.

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

For the quarter ended December 31, 2007, we generated revenues of $68.7 million, and net income of $18.5 million. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

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

Salt Deposits, Mineral Rights and Mine Development Costs

Salt deposits and mineral rights are underground reserves with respect to which the Company has extraction rights. Mine development costs are primarily underground assets used in the production of salt with amortization lives linked to the quantity of available production reserves. Depletion of salt deposits and mineral rights and amortization of mine development costs occur as the minerals are extracted based on units of production and engineering estimates of total reserves. As such, our mineral rights interests include estimates of probable mineral reserves. Accordingly, the carrying values, depletion and amortization expense charges for these assets are dependent upon estimates of proven mineral reserves. The impact of revisions to our reserve estimates is recognized on a prospective basis.

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

Results of Operations

We record sales to customers upon delivery based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products, since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis upon which to analyze trends in the business.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-Q.

American Rock Salt Company LLC

Statement of Operations

	For the three months ended
	December 31, 2007	December 31, 2006
Sales
Bulk	$65,451,166	$17,989,579
Packaged	3,202,266	996,178

Total sales	68,653,432	18,985,757

Cost of sales	44,862,091	13,184,279

Gross income	23,791,341	5,801,478
Operating expenses	2,270,168	1,966,949

Income from operations	21,521,173	3,834,529

Other income (expense)
Interest expense	(3,107,715)	(3,273,078)
Interest income	73,861	45,334
Other financing charges	8,067	—
Other, net	5,046	6,864

Total other expense, net	(3,020,741)	(3,220,880)

Net income	$18,500,432	$613,649

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

The three months ended December 31, 2007 presented robust winter weather patterns, and due to the Company’s preparedness our financial results were strong. For the quarter ended December 31, 2007 we exceeded $68.0 million in gross sales and $18.5 million in net income for the first time in our history.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Sales

Total sales for the quarter ended December 31, 2007 of $68.7 million increased $49.7 million, or 261.6%, compared to $19.0 million during the same period in fiscal 2007. Sales primarily consist of bulk salt sales, in addition to packaged salt sales. The $49.7 million increase is primarily attributed to a 223.1% increase in tonnage sold and a 12.4% increase in sales price per ton related to successful bidding results as well as a favorable change in product mix as compared to the first quarter of fiscal 2007. The increase in sales volume is attributable to a higher demand over the same period in fiscal 2007 as a result of the successful bidding results mentioned above as well as a significant winter weather pattern experienced during the first quarter of fiscal 2008 as compared to the significantly milder than normal weather experienced during same period in fiscal 2007 in our served market area.

Gross Income

Gross income for the first quarter of fiscal 2008 of $23.8 million increased by $18.0 million, or 310.3%, compared to $5.8 million for the same period in fiscal 2007. The increase in gross income was primarily attributable to the 223.1% increase in tonnage sold due to the robust winter weather experienced in our market area during the quarter ended December 31, 2007. Additionally, we experienced a 26.9% increase in average gross profit per ton. Total cost of sales for the first quarter of fiscal 2007 increased by $31.7 million, or 240.3%, as compared to the same period in fiscal 2007. The increase is primarily related to a 223.1% increase in tonnage sold, in addition to a 5.3% increase in total cost of goods sold on a per ton basis. The increase of cost of goods sold on a per ton basis is related to an increase in fuel surcharge expense as well as an increase in distance travelled to deliver product based on changes in market area covered as compared to the first quarter of fiscal 2007. On a percentage of sales basis, total cost of sales decreased by 4.1%.

Operating Expenses

Operating expenses of $2.3 million for the first quarter of fiscal 2008 increased by $0.3 million or 15.0% when compared with the first quarter of fiscal 2007. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The increase is a result of stockpile maintenance expense incurred at several of our stockpiles.

Other Income (Expense)

Other expense of $3.0 million for the first quarter of fiscal 2008 decreased $0.2 million, or 6.3%, compared to $3.2 million for the same period in fiscal 2007. Other expense primarily consists of interest expense on our credit facilities and other related financing charges. Interest expense totaled $3.1 million for the first quarter of fiscal 2008, a decrease of $0.2 million over the first quarter of fiscal 2007. The decrease is due to a $0.4 million reduction in bond interest expense related to our repurchase of certain of our 9 1/2 % Senior Secured Notes due 2014 during the fiscal year ended September 30, 2007 in addition to a decrease of $0.1 million in interest expense related to a reduced balance on our revolving line of credit in the first quarter of fiscal 2008 as compared to the same period in fiscal 2007, offset by an increase of $0.3 million in miscellaneous interest expense.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under our bank facility to meet our working capital needs and to fund capital expenditures. Additional information regarding our cash flows for the quarter ended December 31, 2007 is provided below.

Operating Activities – Net cash provided by operating activities was $9.8 million during the first three months of fiscal 2008 compared to $0.7 million in net cash used in operating activities during the same period in fiscal 2007. The $10.5 million increase in operating cash flows is primarily related to an increase in net income of $17.9 million as compared to the same period in fiscal 2007. The increase in net income is primarily related to the 223.1% increase in tonnage sold due to the robust winter weather experienced in our market area during the quarter ended December 31, 2007, in addition to the 26.9% increase in average gross profit per ton discussed above. The positive cash flow was increased by a $16.7 million decrease in inventory, a $6.0 million increase in accounts payable, a $2.1 million increase in accrued expenses, as well as a $1.1 million increase in related party payables. Each of these increases was a result of the significantly higher sales during the first quarter of fiscal 2008 as mentioned above. The positive cash flow was offset by a $32.1 million increase in accounts receivable related to the increase in sales in the first quarter of fiscal 2008 as compared to the same period in 2007, and a $1.2 million increase in prepaid expenses, of which approximately $0.3 million was related to funds advanced under a salt sales arrangement during the first quarter of fiscal 2008 and $0.9 million related to the timing of freight and handling activities as we moved product to our stockpile network during the month of December 2007.

Investing Activities – Net cash flows used in investing activities for the first three months of fiscal 2008 and 2007 was $0.9 million and $0.3 million, respectively. The $0.6 million increase was primarily due to $0.3 million in Hampton Corners facility improvements as well as $0.3 million in purchases of new heavy equipment.

Financing Activities – Net cash flows used in financing activities was $7.0 million for the first three months of fiscal 2008 as compared to $0.5 million of net cash provided during the same period in fiscal 2007. The $7.5 million change was primarily related to net repayments on our revolving line of credit of $6.5 million as compared to $4.0 million in net borrowings during the same period in fiscal 2007, a result of increased sales and therefore increased available cash in the first three months of fiscal 2008. The change was partially offset by $3.0 million used to repurchase certain of our 9 1/2 % Senior Secured Notes due 2014 during the first three months of fiscal 2007, whereas notes were not repurchased during the same period of fiscal 2008.

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

The following table reconciles EBITDA to net income for the periods indicated:

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended December 31,
	2007	2006
Net Income to Member (s)	$18,500,432	$613,649
Interest Expense	3,107,715	3,273,078
Loss on sale or disposal of asset	4,271	—
Depletion, Depreciation and Amortization	1,520,270	1,520,685

EBITDA	$23,132,688	$5,407,412

Subtract
Interest Expense	(3,107,715)	(3,273,078)
Loss on sale or disposal of asset	(4,271)	—
Changes in working capital and other assets and liabilities	(10,246,091)	(2,832,480)

Net cash provided by (used in) operating activities	$9,774,611	$(698,146)

Net cash used in investing activities	$(917,414)	$(254,522)

Net cash (used in) provided by financing activities	$(6,994,616)	$524,444

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 28, 2007.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes have a fixed interest rate, our bank facility is subject to variable interest rates keyed to LIBOR. As of December 31, 2007, we had $30.7 million outstanding under our bank facility and $91.0 million of debt outstanding under our senior secured notes. Borrowings under our bank facility are subject to a variable rate. As of December 31, 2007 the variable rate was 5.75%. Our senior secured notes bear interest at a rate of 9 1/2% per annum. Our bank facility, with an available aggregate amount of up to $51.2 million, currently consists of (a) a $21.2 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of December 31, 2007, there was $9.5 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Assuming our current debt structure, a $21.2 million term loan facility, and an average level of borrowings from our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, we estimate that our interest expense for the quarter ended December 31, 2007 would have increased by approximately $0.3 million.

ITEM 4.

CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2007 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There have been no material changes to the risk factors that the Company disclosed in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 28, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting held on December 12, 2007, American Rock Salt Holdings, LLC, the sole member of the Company, voted to approve certain amendments to the operating agreement of the Company to eliminate the Class E Units from the Company’s capitalization.

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

February 13, 2008

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