Form 10-Q
period 2008-03-31
AMERICAN ROCK SALT CO LLC
filed 2008-05-14
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐    NA  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

(Do not check if a smaller reporting company)

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

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Unaudited)

	March 31, 2008	September 30, 2007
Assets
Current assets
Cash	$26,783,240	$2,615,044
Accounts receivable, net of reserve for doubtful accounts of approximately $137,000 and $54,000 at March 31, 2008 and September 30, 2007, respectively	29,146,261	9,957,325
Inventory, net	4,108,648	35,388,490
Prepaid and other assets	665,653	607,982

Total current assets	60,703,802	48,568,841
Property and equipment, net	81,290,530	81,803,234
Other assets
Salt deposits and mineral rights, net	2,505,613	2,539,534
Mine acquisition costs, net	382,514	376,256
Financing costs, net of accumulated amortization of approximately $4,452,000 and $3,188,000 at March 31, 2008 and September 30, 2007, respectively	3,279,898	4,525,073

Total other assets	6,168,025	7,440,863

	$148,162,357	$137,812,938

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$—	$16,000,000
Current portion of long-term debt	2,112,049	2,057,604
Accounts payable	7,174,454	3,568,432
Accrued expenses	4,033,613	3,918,824
Related party payables	2,626,921	504,832

Total current liabilities	15,947,037	26,049,692
Long-term debt, net of current portion	90,665,715	110,655,704

Total liabilities	106,612,752	136,705,396
Members’ Equity
Class A Units 6,250 units issued and outstanding at March 31, 2008 and September 30, 2007	13,665,720	364,326
Class F Units 12,750 units issued and outstanding at March 31, 2008 and September 30, 2007	27,883,885	743,216

	41,549,605	1,107,542

	$148,162,357	$137,812,938

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Operations

(Unaudited)

	For the three months ended		For the six months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Sales
Bulk	$94,908,602	$80,709,870	$160,359,768	$98,699,448
Packaged	1,615,352	1,162,730	4,817,618	2,158,907

Total sales	96,523,954	81,872,600	165,177,386	100,858,355

Cost of sales	68,900,135	61,611,873	113,762,227	74,796,002

Gross income	27,623,819	20,260,727	51,415,159	26,062,353
Operating expenses	2,179,666	1,872,791	4,449,835	3,839,890

Income from operations	25,444,153	18,387,936	46,965,324	22,222,463

Other income (expense)
Interest expense	(3,746,709)	(2,672,311)	(6,854,424)	(5,945,390)
Interest income	88,971	100,298	162,832	145,633
Other, net	155,218	3,298	168,331	10,162

Total other expense, net	(3,502,520)	(2,568,715)	(6,523,261)	(5,789,595)

Net income	$21,941,633	$15,819,221	$40,442,063	$16,432,868

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ Equity

For the Six Months Ended March 31, 2008

(Unaudited)

	Class A Units	Class F Units	Total
Members’ equity - September 30, 2007	$364,326	$743,216	$1,107,542
Net income	13,301,394	27,140,669	40,442,063

Members’ equity - March 31, 2008	$13,665,720	$27,883,885	$41,549,605

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Unaudited)

	For the six months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities
Net income	$40,442,063	$16,432,868
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,800,988	2,331,402
Depletion	33,921	16,726
Amortization of mine acquisition and financing costs	1,269,110	558,130
Loss on sale or disposal of equipment	4,271	—
Changes in
Accounts receivable	(19,188,936)	(16,734,558)
Inventory	31,279,842	26,644,596
Prepaid expenses and other assets	(57,671)	472,139
Accounts payable	3,606,022	(176,235)
Accrued expenses	114,789	(91,372)
Related party payables	2,122,089	1,885,433

Net cash provided by operating activities	62,426,488	31,339,129

Cash flows from investing activities
Purchase of property and equipment	(2,292,555)	(434,184)
Payment of mine acquisition costs	(11,443)	—

Net cash used in investing activities	(2,303,998)	(434,184)

Cash flows from financing activities
Repayments on long-term debt	(1,015,544)	(969,978)
Payment of financing costs	(18,750)	—
Repayments on revolving line of credit	(16,000,000)	(21,050,000)
Increase in Bond Holding	(18,920,000)	(3,000,000)

Net cash used in financing activities	(35,954,294)	(25,019,978)

Net increase in cash and equivalents	24,168,196	5,884,967
Cash and equivalents - beginning of period	2,615,044	2,457,515

Cash and equivalents - end of period	$26,783,240	$8,342,482

Supplemental Disclosure of Cash Flow Activities
	For the six months ended
	March 31, 2008	March 31, 2007
Cash paid for interest	$5,889,554	$5,452,788

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2007 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2007. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and six month periods ended March 31, 2008 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

No provision is made for income taxes in the accompanying financial statements as the Company is wholly-owned by another limited liability company and is therefore treated as a disregarded entity for tax purposes. The taxable income and loss and any available credits of the Company and its sole member, American Rock Salt Holdings LLC (“Holdings”), are includable on the individual tax returns of the members of Holdings.

Certain previous year amounts have been reclassified to conform to the current period presentation, including the reclassification of certain inventory from finished goods to supplies. We reclassified $0.5 million of inventory that was previously included finished goods, salt to supplies. These reclassifications had no impact on our results of operations or changes in members’ equity, or cash flows.

3.	Long-Term Debt

Long-term debt consisted of the following at:

	March 31, 2008	September 30, 2007
Senior Secured Notes
Senior Secured Notes at March 31, 2008 of $72,035,000, currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012.	$72,035,000	$90,955,000
Senior Term Loan
Senior Term Loan at March 31, 2008, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate was 3.69% as of March 31, 2008.	$20,657,032	$21,659,261
Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	$85,732	$99,047

	92,777,764	112,713,308
Less: Current maturities of long-term debt	(2,112,049)	(2,057,604)

	$90,665,715	$110,655,704

The Company’s bank facility in the aggregate principal amount of $50.7 million consists of: (a) a $20.7 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 17, 2004. The working capital facility has an initial term of five years commencing March 17, 2004.

At March 31, 2008 a balance of $20.7 million was outstanding under the term loan facility bearing interest at a rate of 3.69%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of March 31, 2008, the Company had $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $28.0 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and, as of March 31, 2008, when outstanding bears an interest rate of 3.69%.

4.	Inventory

Inventory consisted of the following at:

	March 31, 2008	September 30, 2007
		(See Note 2)
Supplies	$2,012,774	$1,537,803
Finished Goods, Salt	2,146,188	33,889,132

	4,158,962	35,426,935
Less:
Reserve	(50,314)	(38,445)

	$4,108,648	$35,388,490

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our affiliates of approximately $0.1 million and $0.0 million during the three months ended, and $0.1 million and $0.1 million for the six months ended March 31, 2008 and 2007, respectively. All such fees were included in operating expenses.

Goods and Services

Management and service fees were incurred from certain affiliates of approximately $0.1 million and $0.1 million during the three months ended, and $0.1 million and $0.2 million for the six months ended March 31, 2008 and 2007, respectively. These amounts are included in operating expenses.

Additionally, expenses were incurred to certain affiliates for goods and services of approximately $1.8 million and $0.5 million during the three months ended, and $2.7 million and $0.9 million for the six months ended March 31, 2008 and 2007, respectively. For the three and six months ended March 31, 2008, approximately $1.7 million and $2.5 million of the total is included in cost of sales with the remaining balance in operating expenses. For the three and six months ended March 31, 2007, approximately $0.4 million and $0.8 million of the total is included in cost of sales with the remaining balance in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

Certain affiliates receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $2.2 million and $2.1 million during the three months ended, and $3.6 million and $2.5 million for the six months ended March 31, 2008 and 2007, respectively. These amounts are accrued in related party payables and included in cost of sales.

6.	Subsequent Events

Under the terms of Holdings’ bank facility, Holdings is required to cause the Company to pay a cash dividend to Holdings annually, commencing April 2008, which will allow the timing of the dividend to be consistent with past practices of the Company. The amount of the dividend must be no less than 75.0% of its “available free cash flow”, wherein “available free cash flow” includes a number of financial components in its determination but cannot exceed the amount the Company is permitted to pay as a cash distribution under its existing credit facilities or the indenture governing its senior secured notes. On April 4, 2008 the Company declared and paid a permitted cash distribution to Holdings in the amount of $8.4 million.

On April 15, 2008 the Company purchased $2.5 million of its 9 1/2% Senior Secured Notes due 2014 for an aggregate purchase price of $2.6 million. This amount comprises principal, premium and accrued interest for the Notes purchased. The Company intends to retire all such Notes.

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

Salt mines and mining operations are long-lived assets. Based solely on data extrapolated from areas within a one-mile radius of our drill holes, we believe that our mine currently has approximately 50 years of remaining mineable reserves at current production rates.

While winter weather conditions in individual markets can vary from year to year, our target markets in New York and Pennsylvania are impacted by harsh winter snow and ice conditions and overall demand across the region is relatively stable. Our served markets in New York, Pennsylvania, Ohio and eight other states have an aggregate regional demand for over 11.1 million tons per year of rock salt, and Pennsylvania and New England currently have no operating rock salt mines.

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

We generated revenues of $96.5 million and $165.2 million for the three and six months ended March 31, 2008, respectively. The results also included EBITDA of $27.3 million and $50.5 million for the three and six months ended March 31, 2008; all of which were records for us. This was a result of strong winter weather, improved pricing and higher tonnage levels of municipal contract awards. See “EBITDA” below for a reconciliation of EBITDA, a non-GAAP financial measure, to net income.

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

American Rock Salt Company LLC

Statement of Operations

	For the three months ended		For the six months ended
	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
Sales
Bulk	$94,908,602	$80,709,870	$160,359,768	$98,699,448
Packaged	1,615,352	1,162,730	4,817,618	2,158,907

Total sales	96,523,954	81,872,600	165,177,386	100,858,355

Cost of sales	68,900,135	61,611,873	113,762,227	74,796,002

Gross income	27,623,819	20,260,727	51,415,159	26,062,353
Operating expenses	2,179,666	1,872,791	4,449,835	3,839,890

Income from operations	25,444,153	18,387,936	46,965,324	22,222,463

Other income (expense)
Interest expense	(3,746,709)	(2,672,311)	(6,854,424)	(5,945,390)
Interest income	88,971	100,298	162,832	145,633
Other, net	155,218	3,298	168,331	10,162

Total other expense, net	(3,502,520)	(2,568,715)	(6,523,261)	(5,789,595)

Net income	$21,941,633	$15,819,221	$40,442,063	$16,432,868

Seasonality

We experience a substantial amount of seasonality in salt sales. The result of this seasonality is that sales and operating income are normally higher in the first and fourth calendar quarters and lower during the second and third calendar quarters of each year. Sales of highway and consumer deicing salt products are seasonal as they vary based on the severity of the winter conditions in areas where the product is used. Following industry practice, we and our customers typically stockpile significant quantities of deicing salt in the second, third and fourth calendar quarters. Our results of operations for the fiscal year ended September 30 are more representative of trends in our results.

The three months ended March 31, 2008 offered a continuation of the first fiscal quarter’s strong winter weather patterns in the Company’s served market area, and due to the Company’s preparedness the financial results were solid. For the quarter ended March 31, 2008, we generated revenues of over $96.0 million, and net income of $22.0 million. For the six months ended March 31, 2008 we exceeded $165.0 million in gross sales and $40.0 million in net income for the first time in our history.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Sales

Total sales for the quarter ended March 31, 2008 of $96.5 million increased $14.6 million, or 17.8%, compared to $81.9 million during the same period in fiscal 2007. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The $14.6 million increase is primarily attributed to a 9.3% increase in tonnage sold in the second quarter of fiscal 2008, in addition to a 7.8% increase in average sales price per ton, as compared to the second quarter of fiscal 2007. The increase in sales volume and price per ton are directly related to our successful bidding results and the strong winter weather conditions in our served market areas, as well as a favorable change in product mix over the same period in fiscal 2007.

Gross Income

Gross income of $27.6 million for the second quarter of fiscal 2008 increased by $7.3 million, or 36.0%, compared to $20.3 million for the same period in fiscal 2007. The increase in gross income was primarily attributable to the increases in tonnage sold and average sales price per ton referred to above, and was partially offset by a 2.4% increase in cost of sales on a per ton basis. Our bidding results and favorable product mix also resulted in a 24.7% increase in our gross profit per ton for the second fiscal quarter as compared to the same period in fiscal 2007. Combined total cost of sales for the second quarter of fiscal 2008 increased by $7.3 million, or 11.8%, as compared to the same period in fiscal 2007. The increase in cost of goods sold is primarily related to the increase in volume sold in addition to an increase in freight costs incurred on a per ton basis. On a percentage of sales basis, total cost of sales decreased by 4.0%.

Operating Expenses

Operating expenses of $2.2 million for the second quarter of fiscal 2008 increased by $0.3 million or 15.8% compared to $1.9 million for the same period in fiscal 2007. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The $0.3 million increase was related to an increase of $0.2 million in stockpile maintenance expense related to several of our stockpiles during the second quarter of 2008 and a $0.2 million increase in salaried bonus payout, partially offset by a $0.1 million reduction in miscellaneous nominal expenses including depreciation, amortization, computer supplies and non-mine related repairs.

Other Income (Expense)

Other expense of $3.5 million for the second quarter of fiscal 2008 increased $0.9 million, or 34.6%, compared to $2.6 million for the same period in fiscal 2007. The increase in other expense is primarily due to a $2.1 million increase related to the repurchase of certain of our 9 1/2 % Senior Secured Notes due 2014 during the second quarter of fiscal 2008, which includes the premium paid and accelerated amortization of the deferred financing costs. The increase was partially offset by a $0.5 million reduction in interest expense related to our repurchase of certain of our 9  1/2% Senior Secured Notes due 2014 during the fiscal year ended September 30, 2007. The increase was also offset by a reduction of interest expense of $0.4 related to a reduced balance on our credit facility as well as favorability experienced with lower interest rates on the balance outstanding under that facility when compared to the same period in fiscal 2007 as well as by $0.2 million received from the settlement of litigation during the quarter ended March 31, 2008.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Sales

Total sales for the six months ended March 31, 2008 of $165.2 million increased $64.3 million, or 63.7%, compared to $100.9 million during the same period in fiscal 2007. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The increase is primarily attributed to a 47.9% increase in tonnage sold in the first six months of fiscal 2008, in addition to a 10.7% increase in average sales price per ton, as compared to the first six months of fiscal 2007. The increase in sales volume and price per ton are directly related to our successful bidding results and the strong winter weather conditions in our served market areas, as well as a favorable change in product mix over the same period in fiscal 2007.

Gross Income

Gross income of $51.4 million for the first six months of fiscal 2008 increased by $25.3 million, or 96.9%, compared to $26.1 million for the same period in fiscal 2007. The increase in gross income was primarily attributable to the increases in tonnage sold and average sales price per ton referred to above, and was partially offset by a 2.8% increase in cost of sales on a per ton basis. Our bidding results and favorable product mix also resulted in 33.6% increase in our gross profit per ton for the six months ended March 31, 2008 as compared to the same period in fiscal 2007. Combined total cost of sales for the first six months of fiscal 2008 increased by $39.0 million, or 52.1%, as compared to the same period in fiscal 2007. The increase in cost of goods sold is primarily related to the increase in volume sold in addition to an increase in freight costs incurred on a per ton basis. On a percentage of sales basis, total cost of sales decreased by 5.3%.

Operating Expenses

Operating expenses of $4.5 million for the six months ended March 31, 2008 increased by $0.7 million, or 18.4%, as compared to $3.8 million for the same period in fiscal 2007. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The increase in operating expenses is a primarily result of $0.5 million in stockpile maintenance and travel expenses related to several of our stockpiles in addition to a $0.2 million increase in salaried bonus payout during the first six months of 2008 as compared to the same period in fiscal 2007.

Other Income (Expense)

Other expense of $6.5 million for the first six months of fiscal 2008 increased by $0.7 million, or 12.1%, compared to $5.8 million for the same period in fiscal 2007. The increase in other expense is primarily due to a $1.9 million increase related to the repurchase of certain of our 9 1/2 % Senior Secured Notes due 2014 during the six months ended March 31, 2008 when compared with the same period in fiscal 2007, which includes the premium paid and accelerated amortization of the deferred financing costs. The increase was partially offset by a $0.5 million reduction in interest expense related to our repurchase of certain of our 9  1/2% Senior Secured Notes due 2014 during the fiscal year ended September 30, 2007. The increase was also partially offset by a reduction of interest expense of $0.5 related to a reduced balance on our credit facility as well as favorability experienced with lower interest rates on the balance outstanding under that facility when compared to the same period in fiscal 2007 as well as $0.2 million received from the settlement of litigation during the first six months of fiscal 2008.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations and borrowings under our bank facility to meet our working capital needs and to fund capital expenditures. Additional information regarding our cash flows for the six months ended March 31, 2008 is provided below.

Operating Activities – Net cash provided by operating activities was $62.4 million for the first six months of fiscal 2008 compared to $31.3 million during the same period in fiscal 2007. The $31.1 million increase in operating cash flows primarily relates to an increase in net income of $24.0 million. The increase in net income is primarily attributable to the 47.9% increase in tonnage sold and the 10.7% increase in average sales price per ton during the six months ended March 31, 2008, partially offset by a 2.3% increase in cost of sales on a per ton basis. The positive cash flow change also includes a $4.6 million increase related to a reduction of inventory balances and a $4.2 million increase in payables and accrued expenses over the prior period, each related to the timing of and increase in sales for the period ended March 31, 2008 as compared to the same period in fiscal 2007. Additionally, our cash flow was positively affected by our repurchase of certain of our 9  1/2% Senior Secured Notes due 2014 and an increase in the depreciation expense related to timing of our fixed assets, which had a favorable impact of approximately $1.2 million on our depreciation and amortization for the quarter ended March 31, 2008. These positive cash flow changes were partially offset by an increase in accounts receivable of $2.5 million related to the increase in and timing of sales during the quarter ended March 31, 2008 when compared with the same period in fiscal 2007 and an increase in prepaid expenses and other assets of $0.5 million, related to the timing of certain of our prepaid expenses.

Investing Activities – Net cash flow used in investing activities for the first six months of fiscal 2008 and 2007 was $2.3 million and $0.4 million, respectively. The $1.9 million change is attributable to an increase in the purchase of property and equipment in the first six months of fiscal 2008 as compared to the same period in fiscal 2007, including purchases of heavy equipment of approximately $1.2 million, facility improvements of $0.3 million and $0.4 million in miscellaneous ordinary course purchases.

Financing Activities – Net cash used in financing activities was $36.0 million for the first six months of fiscal 2008 as compared to $25.0 million used during the same period in fiscal 2007. During the six months ended March 31, 2008, repayments, net of borrowing, on our revolving credit facility totaled $16.0 million, compared with $21.1 million during the same period in fiscal 2007. The decrease in the aggregate amount of repayments during the six months ended March 31, 2008 as compared to the prior year period is due to a decrease in borrowings during the first six months of fiscal 2008. This decrease was offset by $18.9 million used to repurchase certain of our 9  1/2 % Senior Secured Notes due 2014 during the first six months of fiscal 2008, compared with $3.0 million repurchased during the same period of fiscal 2007. Pay down of the revolving credit facility by the end of the second quarter of fiscal 2008 is consistent with prior years.

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

The following table reconciles EBITDA to net income for the periods indicated:

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net Income to Member (s)	$21,941,633	$15,819,221	$40,442,063	$16,432,868
Interest Expense	3,746,709	2,672,311	6,854,424	5,945,390
Loss on sale or disposal of asset	—	—	4,271	—
Depletion, Depreciation and Amortization	1,642,466	1,385,573	3,162,736	2,906,258

EBITDA	$27,330,808	$19,877,105	$50,463,494	$25,284,516

Subtract
Interest Expense	(3,746,709)	(2,672,311)	(6,854,424)	(5,945,390)
Loss on sale or disposal of asset	—	—	(4,271)	—
Changes in working capital and other assets and liabilities	29,067,779	14,832,483	18,821,688	12,000,003

Net cash provided by operating activities	$52,651,878	$32,037,276	$62,426,487	$31,339,129

Net cash used in investing activities	$(1,386,584)	$(179,662)	$(2,303,998)	$(434,184)

Net cash used in financing activities	$(28,959,678)	$(25,544,422)	$(35,954,294)	$(25,019,978)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007 filed with the SEC on December 28, 2007.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes have a fixed interest rate, our bank facility is subject to variable interest rates keyed to LIBOR. As of March 31, 2008, we had $20.7 million outstanding under our bank facility and $72.0 million of debt outstanding under our senior secured notes. Borrowings under our bank facility are subject to a variable rate. As of March 31, 2008 the variable rate was 3.69%. Our senior secured notes bear interest at a rate of 9 1/2% per annum. Our bank facility, with an available aggregate amount of up to $50.7 million, currently consists of (a) a $20.7 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of March 31, 2008, there was $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Assuming our current debt structure, a $20.7 million term loan facility, and an average level of borrowings under our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, we estimate that our interest expense for the quarter ended March 31, 2008 would have increased by approximately $0.3 million.

ITEM 4 T.

CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2008 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

May 14, 2008

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