Form 10-Q
period 2008-06-30
AMERICAN ROCK SALT CO LLC
filed 2008-08-13
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

American Rock Salt Company LLC

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

American Rock Salt Company LLC

Balance Sheets

(Unaudited)

	June 30, 2008	September 30, 2007
Assets
Current assets
Cash	$2,589,570	$2,615,044
Accounts receivable, net of reserve for doubtful accounts of approximately $332,000 and $54,000 at June 30, 2008 and September 30, 2007, respectively	2,796,433	9,957,325
Inventory, net	21,787,924	35,388,490
Prepaid and other assets	558,896	607,982

Total current assets	27,732,823	48,568,841
Property and equipment, net	82,303,395	81,803,234
Other assets
Salt deposits and mineral rights, net	2,492,702	2,539,534
Mine acquisition costs, net	382,393	376,256
Financing costs, net of accumulated amortization of approximately $5,307,000 and $3,188,000 at June 30, 2008 and September 30, 2007, respectively	2,424,671	4,525,073

Total other assets	5,299,766	7,440,863

	$115,335,984	$137,812,938

Liabilities and Members’ Equity
Current liabilities
Revolving line of credit	$—	$16,000,000
Current portion of long-term debt	2,139,981	2,057,604
Accounts payable	3,565,100	3,568,432
Accrued expenses	3,911,392	3,918,824
Related party payables	377,242	504,832

Total current liabilities	9,993,715	26,049,692
Long-term debt, net of current portion	75,586,787	110,655,704

Total liabilities	85,580,502	136,705,396
Members’ Equity
Class A Units 6,250 units issued and outstanding at June 30, 2008 and September 30, 2007	9,789,498	364,326
Class F Units 12,750 units issued and outstanding at June 30, 2008 and September 30, 2007	19,965,984	743,216

	29,755,482	1,107,542

	$115,335,984	$137,812,938

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Operations

(Unaudited)

	For the three months ended		For the nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales
Bulk	$5,670,833	$7,479,625	$166,027,749	$106,179,074
Packaged	—	10,789	4,817,618	2,169,696

Total sales	5,670,833	7,490,414	170,845,367	108,348,770

Cost of sales	3,537,879	5,868,628	117,300,106	80,710,720

Gross income	2,132,954	1,621,786	53,545,261	27,638,050
Operating expenses	2,356,773	2,168,556	6,806,608	5,962,357

Income (loss) from operations	(223,819)	(546,770)	46,738,653	21,675,693

Other income (expense)
Interest expense	(3,355,883)	(2,598,168)	(10,210,307)	(8,543,557)
Interest income	151,096	193,848	313,928	337,481
Other, net	(12,666)	(3,530)	155,666	8,632

Total other expense, net	(3,217,453)	(2,407,850)	(9,740,713)	(8,197,444)

Net income (loss)	$(3,441,272)	$(2,954,620)	$36,997,940	$13,478,249

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statement of Changes in Members’ Equity

For the Nine Months Ended June 30, 2008

(Unaudited)

	Class A Units	Class F Units	Total
Members’ equity - September 30, 2007	$364,326	$743,216	$1,107,542
Net income	12,172,322	24,825,618	36,997,940
Distribution	(2,747,150)	(5,602,850)	(8,350,000)

Members’ equity - June 30, 2008	$9,789,498	$19,965,984	$29,755,482

The accompanying notes are an integral part of these interim financial statements.

American Rock Salt Company LLC

Statements of Cash Flows

(Unaudited)

	For the nine months ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities
Net income	$36,997,940	$13,478,249
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,123,518	3,552,224
Depletion	46,832	31,245
Amortization of mine acquisition and financing costs	2,126,345	748,434
Loss on sale or disposal of equipment	31,957	—
Changes in:
Accounts receivable	7,160,892	4,393,414
Inventory	13,600,566	16,093,066
Prepaid expenses and other assets	49,086	629,889
Accounts payable	(3,332)	(186,984)
Accrued expenses	(7,432)	1,082,406
Related party payables	(127,590)	(1,653)

Net cash provided by operating activities	63,998,782	39,820,290

Cash flows from investing activities
Purchase of property and equipment	(4,655,636)	(1,200,806)
Payment of mine acquisition costs	(13,330)	—

Net cash used in investing activities	(4,668,966)	(1,200,806)

Cash flows from financing activities
Repayments on long-term debt	(1,536,540)	(1,464,464)
Payment of financing costs	(18,750)	—
Repayments on revolving line of credit	(16,000,000)	(21,050,000)
Distribution to Members	(8,350,000)	(6,000,000)
Extinguishment of Senior Secured Notes	(33,450,000)	(3,000,000)

Net cash used in financing activities	(59,355,290)	(31,514,464)

Net (decrease) increase in cash	(25,474)	7,105,020
Cash - beginning of period	2,615,044	2,457,514

Cash - end of period	$2,589,570	$9,562,534

Supplemental Disclosure of Cash Flow Activities

	For the nine months ended
	June 30, 2008	June 30, 2007
Cash paid for interest	$7,514,340	$6,538,602

The accompanying notes are an integral part of these interim financial statements.

AMERICAN ROCK SALT COMPANY LLC

NOTES TO FINANCIAL STATEMENTS

1.	The Company

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim unaudited financial statements should be read in conjunction with the audited financial statements for the fiscal year ended September 30, 2007 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on December 28, 2007. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three and nine month periods ended June 30, 2008 are not indicative of the results that may be expected for a full year due, in part, to seasonal fluctuations, which are normal for the Company’s business. Further, the Company has made a number of estimates and assumptions relating to the assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

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

3.	Long-Term Debt

Long-term debt consisted of the following at:

	June 30, 2008	September 30, 2007
Senior Secured Notes
Senior Secured Notes at June 30, 2008, currently requiring semi-annual interest through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012.	$57,505,000	$90,955,000
Senior Term Loan
Senior Term Loan at June 30, 2008, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate was 3.0% as of June 30, 2008.	$20,142,795	$21,659,261
Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	$78,973	$99,047

	77,726,768	112,713,308
Less: Current maturities of long-term debt	(2,139,981)	(2,057,604)

	$75,586,787	$110,655,704

The Company’s bank facility in the aggregate principal amount of $50.1 million consists of: (a) a $20.1 million term loan facility, and (b) a $30.0 million working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 1.375% based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.50% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan facility has a maturity of eight years commencing March 7, 2006. The working capital facility has a term of five years commencing March 7, 2006.

At June 30, 2008 a balance of $20.1 million was outstanding under the term loan facility, bearing interest at a rate of 3.00%.

The working capital facility permits the Company to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of June 30, 2008, the Company had $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility, with approximately $28.0 million of remaining availability thereunder. The aggregate outstanding amount of revolving loans and letters of credit under the financing arrangement cannot exceed $30.0 million and, as of June 30, 2008, when outstanding bears an interest rate of 3.00%.

For the period ended June 30, 2008, the Company purchased $33.5 million of its 9 1/2% Senior Secured Notes due 2014 for an aggregate purchase price of $35.9 million. This amount comprises principal of $33.5 million, premium of $1.4 million and accrued interest of $1.0 million for the Notes purchased. Related to this purchase the Company incurred $1.7 million in accelerated amortization of deferred financing costs. The Company intends to retire all such Notes.

4.	Inventory

Inventory consisted of the following at:

	June 30, 2008	September 30, 2007
		(See Note 2)
Supplies	$2,130,337	$1,537,803
Finished Goods, Salt	19,710,846	33,889,132

	21,841,183	35,426,935
Less:
Reserve	(53,259)	(38,445)

	$21,787,924	$35,388,490

5.	Related Party Transactions

Legal Services

Certain legal costs were incurred from an organization affiliated with several of our affiliates of approximately $0.1 million and $0.1 million during the three months ended, and $0.2 million and $0.2 million for the nine months ended June 30, 2008 and 2007, respectively. All such fees were included in operating expenses.

Goods and Services

Management and service fees were incurred from certain affiliates of approximately $0.1 million and $0.2 million during the three months ended, and $0.2 million and $0.4 million for the nine months ended June 30, 2008 and 2007, respectively. These amounts are included in operating expenses.

Additionally, expenses were incurred to certain affiliates for goods and services of approximately $1.4 million and $0.4 million during the three months ended, and $3.5 million and $1.3 million for the nine months ended June 30, 2008 and 2007, respectively. Of those amounts, the following amounts were included in cost of sales: for the three months ended June 30, 2008, approximately $1.2 million; for the three months ended June 30, 2007, approximately $0.4 million; for the nine months ended June 30, 2008, approximately $3.2 million; and for the nine months ended June 30, 2007, approximately $1.0 million. The remaining amounts not included in cost of sales are included in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

Certain affiliates receive payments in respect of NOMIs related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. NOMI expense was approximately $0.1 million and $0.2 million during the three months ended, and $3.6 million and $2.6 million for the nine months ended June 30, 2008 and 2007, respectively. These amounts are accrued in related party payables and included in cost of sales.

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

Our sales primarily consist of bulk salt sales, as well as packaged salt sales. Most of our sales are based on annual supply contracts with set pricing and reserved volume generally awarded on the basis of lowest price of bids tendered. This allows us to plan our production and staffing schedule and our inventory placement and sales distribution strategy for the upcoming season. We routinely adjust the size of our workforce, as well as the number of hours and days worked, to reflect seasonal demand.

We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

We generated revenues of $5.7 million and $170.8 million for the three and nine months ended June 30, 2008, respectively. The results also included EBITDA of $1.4 million and $53.5 million for the three and nine months ended June 30, 2008; all of which were records for us. This was a result of strong winter weather, improved pricing and higher tonnage levels of municipal contract awards. See “EBITDA” below for a reconciliation of EBITDA, a non-GAAP financial measure, to net income.

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

American Rock Salt Company LLC

Statement of Operations

	For the three months ended		For the nine months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales
Bulk	$5,670,833	$7,479,625	$166,027,749	$106,179,074
Packaged	—	10,789	4,817,618	2,169,696

Total sales	5,670,833	7,490,414	170,845,367	108,348,770

Cost of sales	3,537,879	5,868,628	117,300,106	80,710,720

Gross income	2,132,954	1,621,786	53,545,261	27,638,050
Operating expenses	2,356,773	2,168,556	6,806,608	5,962,357

Income (loss) from operations	(223,819)	(546,770)	46,738,653	21,675,693

Other income (expense)
Interest expense	(3,355,883)	(2,598,168)	(10,210,307)	(8,543,557)
Interest income	151,096	193,848	313,928	337,481
Other, net	(12,666)	(3,530)	155,666	8,632

Total other expense, net	(3,217,453)	(2,407,850)	(9,740,713)	(8,197,444)

Net income (loss)	$(3,441,272)	$(2,954,620)	$36,997,940	$13,478,249

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales

Total sales for the quarter ended June 30, 2008 of $5.7 million decreased $1.8 million, or 24.0%, compared to $7.5 million during the same period in fiscal 2007. The decrease is primarily attributable to a 36.7% decrease in tonnage sold in the third quarter of fiscal 2008 as compared to the same period in fiscal 2007, partially offset by a 14.2% increase in average sales price per ton. The decrease in sales volume is attributable to lower demand in the third quarter of fiscal 2008 as compared to the same period in fiscal 2007, related to milder weather. The quarter ended June 30, 2007 had experienced an unusual continuation of winter weather across the Company’s served market area. The increase in average sales price per ton is related to an increase in freight cost associated with the increase in diesel fuel price per gallon as compared to the third quarter of fiscal 2007.

Gross Income

Gross income for the third quarter of fiscal 2008 of $2.1 million increased by $0.5 million, or 31.3%, compared to $1.6 million for the same period in fiscal 2007. The increase in gross income was primarily attributable to the increase in sales price per ton referred to above as well as a 7.7% decrease in cost of goods sold on a per ton basis. The decrease in cost of goods sold is a result of favorability in the quarter’s sales mix between local and remote stockpiles. Cost of goods sold for the third quarter of fiscal 2008 decreased by $2.3 million, or 39.7%, as compared to the same period in fiscal 2007; while on a percentage of sales basis, cost of goods sold decreased by 15.9%. The decrease in cost of goods sold is primarily the result of the 36.7% decrease in sales volume as compared to the same period in fiscal 2007.

Operating Expenses

Operating expenses of $2.4 million for the third quarter of fiscal 2008 increased by $0.2 million, or 9.1%, compared to $2.2 million for the same period in fiscal 2007. The increase in operating expenses was due to a $0.2 million increase in bad debt expense. The Company increased its bad debt reserve during the three months ended June 30, 2008 as a result of aged receivables with certain customers.

Other Income (Expense)

Other expense of $3.2 million for the third quarter of fiscal 2008 increased $0.8 million, or 33.3%, compared to $2.4 million for the same period in fiscal 2007. The increase in other expense is primarily due to a $1.4 million increase in interest expense related to our purchase of certain of our 9  1/ 2% Senior Secured Notes due 2014 during the third quarter of fiscal 2008, which includes a $0.7 million increase related to the accelerated amortization of deferred financing costs and a $0.7 million increase in bond premiums paid. The $1.4 million increase in interest expense related to the purchase described above is partially offset by a net reduction of $0.3 million in annual interest expense related to our purchases of Senior Secured Notes during the current and prior fiscal years. The increase is also offset by a reduction in interest expense of $0.1 million related to the lower balance remaining on the Company’s credit facility in addition to lower interest rates on that outstanding balance when compared to the same period in fiscal 2007, and $0.2 million received from the settlement of litigation during the three months ended June 30, 2008.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Sales

Total sales for the nine months ended June 30, 2008 of $170.8 million increased $62.5 million, or 57.7%, compared to $108.3 million during the same period in fiscal 2007. The $62.5 million increase is primarily attributable to a 42.1% increase in tonnage sold during the first nine months of fiscal 2008, in addition to an 11.0% increase in average sales price per ton, as compared to the same nine month period of fiscal 2007. The increase in sales volume and price per ton are directly related to our successful bidding results and the strong winter weather conditions in our served market areas, as well as a favorable change in sales mix over the same period in fiscal 2007.

Gross Income

Gross income for the nine months ended June 30, 2008 of $53.5 million increased by $25.9 million, or 93.8%, compared to $27.6 million for the same period in fiscal 2007. The increase in gross income was primarily attributable to the increase in tonnage sold in addition to the increase in average sales price per ton referred to above. Gross profit per ton for the nine months ended June 30, 2008 increased by 36.9% as compared to the same period in fiscal 2007, due to the fact that gross profit per ton for the nine months ended June 30, 2007 was depressed as a result of our inventory staging activities and temporary cessation of production during that period, and also as a result of our bidding results and favorable sales mix during the nine months ended June 30, 2008. Cost of goods sold for the first nine months of fiscal 2008 increased by $36.6 million, or 45.3%, as compared to the same period in fiscal 2007. The increase in cost of goods sold is primarily related to the increase in volume sold. On a percentage of sales basis, cost of goods sold decreased by 5.8%.

Operating Expenses

Operating expenses of $6.8 million for the nine months ended June 30, 2008 increased by $0.8 million, or 13.3%, as compared to $6.0 million for the same period in fiscal 2007. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The increase in operating expenses was primarily due to $0.7 million in stockpile expenses related to the maintenance of current stockpiles along with research and exploration of additional stockpiles, combined with a $0.2 million increase in bad debt expense recorded during the nine months ended June 30, 2008 as a result of aged receivables with certain customers. Additionally, there was a $0.1 million increase in accounting fees related to compliance with Section 404 of the Sarbanes Oxley Act of 2002. The above increases were partially offset by a $0.2 million decrease related to idle rail car expense during the nine months ended June 30, 2008 as compared to the same period in fiscal 2007.

Other Income (Expense)

Other expense of $9.7 million for the first nine months of fiscal 2008 increased by $1.5 million, or 18.3%, compared to $8.2 million for the same period in fiscal 2007. The increase is primarily due to a $2.6 million increase in interest expense related to our purchase of certain of our 9 1/2% Senior Secured Notes due 2014 during the nine months ended June 30, 2008, which includes a $1.4 million increase related to the accelerated amortization of deferred financing costs and a $1.2 million increase in bond premiums paid. The $2.6 million increase in interest expense related to the purchase described above is partially offset by a net reduction of $0.6 million in annual interest expense related to our purchases of Senior Secured Notes during the current and prior fiscal years. The increase is also offset by a reduction in interest expense of $0.6 million related to a reduced balance outstanding under the Company’s credit facility and lower interest rates on that outstanding balance when compared to the same period in fiscal 2007, and $0.2 million received from the settlement of litigation during the first nine months of fiscal 2008.

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations and borrowings under our bank facility to meet our working capital needs and to fund capital expenditures. The Company believes it has adequate liquidity through cash generated from operations and borrowings under our bank facility to fund all ongoing operating activity in the future. Additional information regarding our cash flows for the nine months ended June 30, 2008 is provided below.

Operating Activities – Net cash provided by operating activities for the nine months ended June 30, 2008 was $64.0 million, an increase of $24.2 million compared to $39.8 million during the same period in fiscal 2007. The $24.2 million increase is primarily related to the vigorous winter weather and increased sales occurring during the first nine months of fiscal 2008.

Investing Activities – Net cash used in investing activities for the first nine months of fiscal 2008 and 2007 was $4.7 million and $1.2 million respectively. The $3.5 million increase is attributable to an increase in the purchase of property and equipment in the first nine months of fiscal 2008 as compared to the same period in 2007, including purchases of heavy equipment, stockpile and mine facility improvements and miscellaneous ordinary course purchases.

Financing Activities – Net cash used in financing activities was $59.4 million for the first nine months of fiscal 2008 as compared to $31.5 million used during the same period in fiscal 2007. The $27.9 million increase is primarily attributable to a $30.5 million increase in cash used to purchase certain of our 9  1/2% Senior Secured Notes due 2014 as well as a $2.4 million increase in distributions to American Rock Salt Holdings LLC, our sole member, partially offset by a $5.1 million reduction in repayments on our working capital facility due to a reduced amount of borrowing under that facility during the nine months ended June 30, 2008 as compared to the same period in fiscal 2007.

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

The following table reconciles EBITDA to net income for the periods indicated:

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net Income to Member (s)	$(3,441,272)	$(2,954,620)	$36,997,940	$13,478,249
Interest Expense	3,355,883	2,598,168	10,210,307	8,543,557
Loss on sale or disposal of asset	27,687	—	31,957	—
Depletion, Depreciation and Amortization	1,469,800	1,425,468	6,296,695	4,331,903

EBITDA	$1,412,098	$1,069,016	$53,536,899	$26,353,709

Subtract
Interest Expense	(3,355,883)	(2,598,168)	(10,210,307)	(8,543,557)
Loss on sale or disposal of asset	(27,687)	—	(31,957)	—
Changes in working capital and other assets and liabilities	3,543,767	10,010,135	20,704,147	22,010,138

Net cash provided by operating activities	$1,572,295	$8,480,983	$63,998,782	$39,820,290

Net cash used in investing activities	$(2,364,968)	$(766,622)	$(4,668,966)	$(1,200,806)

Net cash used in financing activities	$(23,400,996)	$(6,494,486)	$(59,355,290)	$(31,514,464)

Contractual Cash Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s contractual cash obligations as reported in its Annual Report on Form 10-K for the fiscal year ended September 30, 2007, filed with the SEC on December 28, 2007.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes bear interest at a fixed rate of 9.5% per annum, borrowings under its bank facility are subject to variable interest rates keyed to LIBOR. As of June 30, 2008 the variable rate was 3.0%. As of June 30, 2008, we had $57.5 million of debt outstanding under our senior secured notes, and $20.1 million outstanding under our bank facility. Our bank facility, in the aggregate principal amount of $50.1 million, consists of (a) a $20.1 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a $7.0 million sub-limit available for the issuance of letters of credit. As of June 30, 2008, there was $0.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility with approximately $28.0 million of remaining availability thereunder.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Given our current debt structure and assuming an average level of borrowings under our revolving credit facility at variable rates and a one hundred basis point increase in the average interest rate applicable to these borrowings, it is estimated that our interest expense for the quarter ended June 30, 2008 would have increased by $0.2 million.

ITEM 4T.

CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Co-Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Co-Principal Executive Officers and its Principal Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2008 (the end of the period covered by this report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

August 13, 2008

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