Form 10-K
period 2008-09-30
AMERICAN ROCK SALT CO LLC
filed 2008-12-22
CIK 1073713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

MARKET SHARE, RANKING, AND INDUSTRY DATA

We obtained the market and competitive position data used throughout this Form 10-K from our own research, surveys, or studies conducted by third parties and industry or general publications. Industry publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While we believe that each of these studies and publications is reliable, we have not independently verified such data. Similarly, we believe our internal research is reliable, but it has not been verified by any independent sources.

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

Our principal customers are government agencies that purchase rock salt for ice control on public roadways. Our served market area encompasses New York, Pennsylvania, Massachusetts and six other states. Sales to customers in New York and Pennsylvania accounted for approximately 86.7% of our total sales for fiscal year 2008. No single customer accounted for more than 4.0% of our annual sales during fiscal year 2008.

We have mineral rights to over 10,000 underground acres, of which approximately 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas within that one-mile radius, we believe that we have approximately 6,509 acres of proven salt reserves with approximately 50 years of remaining mineable reserves at current production rates. In addition, we operate 19 distribution centers in seven states for storage and distribution of rock salt and we operate a fleet exceeding 1,000 rail cars. We believe that our cash flows are not materially impacted by economic cycles due to the stable end use markets for rock salt and the lack of cost effective alternatives.

We are located adjacent to Interstate 390, with an entrance approximately 3/10 of a mile from our front gate. We also have on-site rail loading capabilities and ready access to three Class I long-haul rail lines. The following maps show the location of, and access to road and rail transportation from, our mine:

Industry Overview

Rock salt is the principal deicing agent used in the United States due to its effectiveness, low cost, and availability. It is easy to ship, handle, store, apply, and is non-toxic and relatively harmless to the environment when properly used. Demand for highway deicing salt continues to grow in the United States and in the Company’s markets. While annual demand for rock salt is subject to variations in snow and ice conditions, the lack of cost effective alternatives, steadily increasing highway infrastructure and the overriding concern for public safety insulates the demand for rock salt from economic cycles. The deicing rock salt market is a highly regional one with a limited number of producers. Transportation and handling costs constitute a significant portion of the overall delivered cost of rock salt. As a result, the proximity of a mine to end users can provide a significant cost advantage.

New York State and the surrounding regions are some of the hardest hit segments of the nation in terms of severe snow and ice conditions. Our primary markets in western and central New York and Pennsylvania are consistently impacted by lake-effect snow. Harsh winters and a very large, mobile population cause New York State and its local municipalities consistently to be the largest consumers of rock salt in the nation. We estimate that annual purchases by New York State and its local municipalities over the last five winter seasons have averaged over 3.5 million tons. Pennsylvania is also a major consumer of rock salt, but no salt is mined within the state. We estimate that, over the same period, annual purchases by Pennsylvania and its local municipalities averaged approximately 1.9 million tons.

Background

Company History

Our mine was first conceived by Akzo Nobel Salt, Inc. (including its predecessors) in the early 1960’s. Mineral rights were acquired over time and state and local planning decisions were made in anticipation of our mine’s eventual development including (a) proper zoning, (b) bounding the site by Interstate Route 390 (I-390) to the west, Route 408 to the south, and Route 63 to the east, and (c) leaving room for a railroad spur to pass under I-390.

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

Our founding members negotiated a package of governmental grants, loans, tax credits, waivers, and abatements valued at over $25.0 million to help develop our mine. Included in the package were over $8.5 million in grants from New York State, a $9.8 million grant to the Genesee & Wyoming Railroad for construction of a railroad spur, a $0.6 million grant to the local water authority for the mine area, and a 30-year local property tax discount agreement.

Construction of our mine began in November 1998 and was substantially completed in December 2001. Through August 2002, our management made modifications to improve the mine, fine-tuned its processes, and ramped-up production. The Company attained full operating capacity during fiscal 2003.

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

Mineral Rights

We currently own or have the rights to approximately 10,000 acres, of which approximately 80% are located within a one-mile radius of our drill holes. Based solely on data extrapolated from areas located within that one-mile radius, we believe that we have approximately 149 million tons of proven mineral rights. We pay a royalty related to the acquisition of mineral rights of 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. The consistency and quality of the underlying salt deposit has been verified by numerous geological surveys performed by Akzo and its predecessors. As part of the verification of the salt reserves and of the mining permit application process, the consulting firm of Alpha Geosciences, Inc. was retained by Akzo to conduct the geologic exploration program for the mine and to provide geologic logs of holes drilled to establish the thickness, depth, continuity, and quality of the salt reserves.

We are currently mining the B6 Salt Seam, which averages over 19 feet in thickness over the more than 8,000 acres of mineral rights owned by the Company within a one-mile radius of our drill holes and equates to approximately 249 million tons of salt reserves. This is the same seam that was mined continuously for over 110 years at the Retsof mine. To ensure mine working stability, an average of approximately six feet of salt in total is left in place in the mine’s roof and floor, and with a 60% extraction ratio in the production areas, the remaining 40% is retained as solid permanent pillars. The approximately 149 million remaining tons of salt equal the future mineable reserves. Based on tests conducted to date, exploratory results, and the quality control measures discussed below, and further based on mining history within the region of our mine, management believes that all of such reserves meet applicable industry standards, including standards requiring an average sodium chloride (NaCl) content of over 97%. A total of approximately 22.9 million tons have been extracted through September 30, 2008. Depletion of salt deposits and mineral rights occurs as the minerals are extracted, based on units-of-production and engineering estimates of total reserves. The reserve estimates are primarily a function of the area and volume covered by the mining rights and estimates of extraction rates utilized by the Company with the reasonable expectation of reliably operating the mine on a long-term basis. The above estimates are based solely on data extrapolated from areas located within a one-mile radius of our drill holes. We also own approximately 2,000 additional acres of mineral rights beyond that one-mile radius. Established criteria for proven and probable reserves are primarily applicable to mining deposits of discontinuous metal, where both presence of ore and its variable grade need to be precisely identified. However, the massive continuous nature of evaporative deposits, such as salts, require proportionately less data for the same degree of confidence in mineral reserves, both in terms of quantity and quality. Reserve studies performed by Akzo, its predecessors, and a third-party engineering firm suggest that our salt reserves most closely resemble proven reserves and we have therefore classified our reserves as proven reserves.

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

Logistics

In our industry, salt sold to customers within 100-150 miles of a mine is usually shipped by truck directly to the customer from the stockpile located at a mine. All other salt is typically first shipped by rail to various strategically located stockpiles, stored until needed, and then shipped by truck from the stockpiles to customers. Historically, salt sold locally is more profitable due to: (i) lower transportation costs, (ii) lower handling costs as salt is moved only once from a mine to the customers, and (iii) elimination of expenses for off-site stockpile storage facilities. Nonetheless, as a result of continuing improvements in our logistical capabilities, the gross profit per ton of salt sold from stockpiles has been steadily increasing.

We sell to our target markets by distributing approximately half of our salt by direct truck shipments from our mine to customers in western New York and western Pennsylvania, while distributing approximately half by railcar to our 19 stockpiles which serve the rest of New York and Pennsylvania and the seven other states where we have sales. The concentrated demand period for rock salt, limited customer storage facilities and delivery distance considerations necessitate off-site stockpiles in order to deliver rock salt within 3-5 days of an order. The Company currently operates 19 such off-site stockpiles and plans to add two or three additional stockpiles in the next 12 months. The Company currently operates a fleet exceeding 1,000 railcars on a year-round basis to transport the salt from our mine to our stockpiles. In addition, we are located adjacent to Interstate 390 and have on-site rail loading capabilities and ready access to three Class I long-haul rail lines.

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

Employees

The Company had 266 full-time salaried and hourly employees as of September 30, 2008. The Company’s hourly production employees are covered by a labor agreement with the United Steel Workers International Union, AFL-CIO-CLC, formerly the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 1-0763, which expires in October 2012.

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

We did not make any material capital expenditures in order to comply with applicable environmental, health and safety standards during fiscal 2008.

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

Our business is highly seasonal, with operating results varying from quarter to quarter. The “salting” season runs primarily from October through March, with the highest demands typically in December, January, and February. During our history, we have generated approximately 75% of our sales during the months of December through March, when the need for highway deicing is at its peak. We need to produce and stockpile sufficient highway deicing salt during the remainder of the year to meet estimated demand for the winter season.

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

Increasing costs or a lack of availability of transportation services could have an adverse effect on our ability to deliver products at competitive prices.

Because of salt’s relatively low production cost, transportation and handling costs tend to be a significant component of the total delivered cost of sales. The high relative cost of transportation tends to favor manufacturers located close to the customer. We contract shipping, trucking and rail services to move salt from our production facilities to our stockpiles and to our customers. In many instances, we have committed to deliver salt, under penalty of non-performance, up to nine months or more prior to having produced the salt for delivery to our customers. A reduction in the dependability or availability of transportation services or a significant increase in transportation service rates could impair our ability to deliver salt economically to our markets and impair our ability to expand our markets.

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

We have a collective bargaining agreement covering our hourly production employees with the United Steel Workers International Union, AFL-CIO-CLC, Local 763, which will expire in October 2012. Although we believe that our relations with our employees are good, we cannot assure you that we will be successful in negotiating new collective bargaining agreements, that such negotiations will not result in significant increases in the cost of labor or that a breakdown in such negotiations will not result in the disruption of our operations.

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

Our highway deicing customers principally consist of municipalities, counties, states and other governmental entities in the Northeastern U.S. We are required to comply with numerous laws and regulations administered by federal, state, local and foreign governments relating to, but not limited to, the production, transporting and storing of our products as well as the commercial activities conducted by our employees and our agents. Failure to comply with applicable laws and regulations could preclude us from conducting business with governmental agencies and lead to penalties, injunctions, civil remedies or fines.

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

As a result of the majority ownership interest by Messrs. Bucci, Buerman and Cohen, their interests could conflict with those of the holders of our notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of those individuals as equity holders in Holdings might conflict with the interests of a holder of our notes, as a debt holder. Messrs. Bucci, Buerman and Cohen or their affiliates might also have an interest in pursuing transactions that, in their judgment, could enhance their equity investments in Holdings, even though such transactions might involve risks to the holders of our notes.

Our substantial indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of September 30, 2008, we had approximately $96.2 million of indebtedness, including $38.6 million of indebtedness under our bank facility, $57.5 million of indebtedness under our senior secured notes, and $0.1 million of indebtedness under our promissory note payable to the Empire State Development Corporation. As a result, we are a leveraged company. This level of leverage could have important consequences to our financial condition, including the following:

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

The terms of the indenture governing our senior secured notes permit, and our bank facility, permits us to incur additional indebtedness in the future. We are able to borrow up to $30.0 million under our working capital facility, subject to certain conditions. The Company had outstanding borrowings in the amount of $19.0 million at September 30, 2008 under the working capital facility.

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

Although the senior secured notes are secured by substantially all of our assets, we maintain a $49.6 million bank facility, and the lien on the collateral securing that bank facility is senior to the lien on the collateral securing the notes in accordance with an intercreditor agreement. As a result, upon any distribution to our creditors in a bankruptcy, liquidation or reorganization or similar proceeding relating to us or our property, the lenders under the bank facility will be entitled to be paid in full from the proceeds of the collateral securing such debt before any payment may be made with respect to the senior secured notes.

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

Item 4

Submission of Matters to a Vote of Security Holders

There were no matters brought to the holder of our membership interests for a vote during the fourth quarter of fiscal 2008.

Part II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no public market for the equity securities of the Company.

Holders

The Company’s outstanding common equity consists of Class A Units and Class F Units. As of September 30, 2008, there were 6,250 Class A Units outstanding, all of which were held by Holdings, and 12,750 Class F Units outstanding, all of which were held by Holdings.

Dividends

The Company may from time to time make distributions to its member subject to the restrictions of the Company’s bank facility and the indenture governing its senior secured notes, which contain certain covenants and financial ratios restricting the Company’s ability to make such distributions. Per the agreement governing Holdings’ credit facility, Holdings is required to cause the Company to pay an annual cash dividend to Holdings. The amount of the dividend must be no less than 75.0% of its “available free cash flow”, wherein “available free cash flow” includes a number of financial components in its determination but cannot exceed the amount the Company is permitted to pay as a cash distribution under its existing credit facilities or the indenture governing its senior secured notes. During fiscal 2008, the Company made a permitted cash distribution in the amount of $8.4 million from fiscal year end 2007 earnings. As a Restricted Subsidiary, as defined in the agreement governing Holdings’ credit facility, the Company is subject to financial and other restrictions that are comparable to existing restrictions under the Company’s senior secured notes.

Item 6

Selected Financial Information

The following table sets forth selected financial and operating data of the Company for each year in the five-year period ended September 30, 2008. The financial data and certain operating data have been derived from the Company’s audited financial statements. The financial and operating data should be read in conjunction with the financial statements and related notes included under Item 8 of this report and in conjunction with other financial information included elsewhere in this Form 10-K.

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Income Statement Data:
Total sales	$190,188	$121,288	$95,653	$104,613	$96,502
Cost of sales	132,013	92,006	63,833	74,060	67,973
Gross income	58,175	29,281	31,820	30,553	28,529

Operating expenses	8,615	7,621	7,940	8,234	6,634

Other income (expense):
Interest expense	(11,843)	(11,719)	(12,007)	(11,399)	(8,021)
Other Interest	—	—	—	—	(2,679)
Interest income	332	407	124	95	124
Other financing charges	—	(22)	(70)	(12)	(152)
Other, net(1)	56	83	2,182	12	12

Net income to members(2)	38,105	10,409	14,108	11,015	11,179

Balance Sheet Data:

Cash and equivalents	$1,642	$2,615	$2,458	$2,234	$3,102
Property and equipment, net	82,891	81,803	83,363	84,263	81,011
Total assets	138,969	137,813	144,690	135,955	125,293
Long term debt, including current portion	77,206	112,713	120,672	127,417	100,173
Total debt	96,206	128,713	141,722	141,117	112,923
Members’ equity (deficit)	30,863	1,108	(3,301)	(12,798)	249

Statements of Cash Flows Data:
Cash flows provided by operating activities	$46,550	$22,138	$8,384	$6,475	$14,100
Cash flows used in investing activities	(6,714)	(3,202)	(4,068)	(12,725)	(3,321)
Cash flows provided by (used in) financing activities	(40,810)	(18,778)	(4,092)	5,382	(16,774)

Other Financial Data:
Capital expenditures	$6,714	$3,202	$4,068	$2,725	$2,673
EBITDA	57,734	28,009	31,762	27,497	26,890
Ratio of earnings to Fixed Charges(3)	3.68	1.76	2.01	1.82	1.91

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

While winter weather conditions in individual markets can vary from year to year, our target markets in New York and Pennsylvania are the most impacted by harsh winter snow and ice conditions and overall demand across the region is relatively stable. Our served markets in New York, Pennsylvania, Massachusetts and six other states have an aggregate regional demand for over 11.2 million tons per year of rock salt, and Pennsylvania and New England currently have no operating rock salt mines.

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

As a result of our strategic initiatives to increase profitability by optimizing pricing, bidding, and distribution while reducing freight costs, we have successfully increased revenues and EBITDA from $96.5 million and $26.9 million, respectively, in fiscal 2004 to $190.2 million and $57.7 million in fiscal 2008 (see “EBITDA” below for a reconciliation of EBITDA to net income, the most directly comparable financial measure prepared in accordance with GAAP). For the 2008-2009 season, our awarded contract tonnage has increased as compared to the prior two winter seasons.

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

Results of Operations

The following table sets forth certain historical financial information for the fiscal years ended September 30, 2008 2007, and 2006. We record sales to customers based upon total billings including shipping and handling costs necessary to transport our products from the production or storage sites to the delivery point. In establishing our prices to our customers, we must take into account the estimated cost of transportation of our products since we assume responsibility for such costs. We manage the profitability and attractiveness of existing and prospective customers and product lines by analyzing, among other factors, the customer billings net of related shipping and handling costs. This allows for a more comparable look at the relative profitability of our business as well as providing a more accurate analysis of the business trends.

The following table and discussion should be read in conjunction with the information contained in our financial statements and the notes thereto included elsewhere in this Form 10-K.

	2008	2007	2006
Sales
Bulk	$184,672,825	$118,921,281	$93,755,596
Packaged	5,515,468	2,366,250	1,897,617

Total sales	190,188,293	121,287,531	95,653,213

Cost of sales	132,013,382	92,006,449	63,833,668

Gross income	58,174,911	29,281,082	31,819,545
Operating expenses	8,614,709	7,620,832	7,940,016

Income from operations	49,560,202	21,660,250	23,879,529

Other income (expense)
Interest expense	(11,842,796)	(11,719,402)	(12,006,524)
Interest income	331,873	407,247	123,836
Other financing charges	—	(21,737)	(70,422)
Other, net	55,836	82,570	2,181,742

Total other expense	(11,455,087)	(11,251,322)	(9,771,368)

Net income	$38,105,115	$10,408,928	$14,108,161

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Sales

Total sales for the fiscal year ended September 30, 2008 of $190.2 million increased $68.9 million, or 56.8%, as compared to $121.3 million during fiscal 2007. Sales primarily consist of bulk salt sales, as well as packaged salt sales. The increase was primarily attributable to a 39.9% increase in tonnage sold combined with a 12.0% increase in average sales price per ton. The increase in sales volume and price per ton are directly related to strong winter weather conditions in our served market areas and our successful bidding results, as well as a favorable change in our customer mix between local and remote stockpiles over fiscal 2007.

Gross Income

Gross income for the fiscal year ended September 30, 2008 of $58.2 million increased by $28.9 million, or 98.6%, compared to $29.3 million for fiscal 2007. The increase in gross income was primarily attributable to the increase in tonnage sold in addition to the increase in average sales price per ton referred to above. Gross profit per ton for the fiscal year ended September 30, 2008 increased by 42.7% as compared to the same period in fiscal 2007, due to the fact that gross profit per ton for the fiscal year ended September 30, 2007 was depressed as a result of our inventory staging activities and temporary cessation of production during that period, and also as a result of our successful bidding results and favorable customer mix. Cost of goods sold for fiscal 2008 increased by $40.0 million, or 43.5%, as compared to the same period in fiscal 2007. The increase in cost of goods sold is primarily related to the increase in volume sold in addition to an increase in fuel expense as a result of higher prices of diesel as compared to the prior fiscal year. On a percentage of sales basis, cost of goods sold decreased by 6.5% due to the same factors that caused the increase in gross profit per ton as discussed above.

Operating Expenses

Operating expenses of $8.6 million for fiscal 2008 increased $1.0 million, or 13.2%, as compared to $7.6 million for fiscal 2007. Operating expenses primarily consist of selling, general and administrative expenses, miscellaneous overhead and non-production related depreciation and amortization expenses. The increase in operating expenses was primarily due to a $1.0 million increase in stockpile expenses, which include repairs, permitting and environmental fees, and general stockpile operating expenses. In addition, there was a $0.1 million increase in accounting fees related to compliance with Section 404 of the Sarbanes Oxley Act of 2002. The above increases were partially offset by a $0.1 million decrease related to idle rail car expense.

Other Income (Expense)

Other expense of $11.5 million for fiscal 2008 increased by $0.2 million, or 1.8%, compared to $11.3 million in fiscal 2007. The increase is primarily due to a $2.6 million increase in interest expense related to the purchase of certain of our 9  1/2% Senior secured Notes due 2014 during fiscal 2008, which includes a $1.3 million increase related to the accelerated amortization of deferred financing costs and a $1.3 million increase in bond premium paid. The increase is also due to a $0.1 million decrease in interest income related to a lower average cash balance in the daily credit sweep. The $2.7 million increase in interest expense related to the bond purchase described above is partially offset by a net reduction of $1.8 million in annual interest expense related to our purchases of Senior Secured Notes during the current and prior fiscal years. The increase is also offset by a reduction in interest expense of $0.7 million related to a reduced balance outstanding under the Company’s credit facility and lower interest rates on that outstanding balance when compared to fiscal 2007.

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

Liquidity and Capital Resources

Historical Cash Flow

We have used the cash generated from operations, borrowings under revolving lines of credit, and borrowings under construction and post-construction financing facilities to meet our working capital needs and to fund capital expenditures. Our ongoing cash flows have served to significantly strengthen our working capital position, while funding debt service, capital expenditures and permitted distributions to our members. Additional information regarding our cash flows for fiscal 2008 is provided below. For any short or long term cash requirements we will continue to access funding through our revolving line of credit.

Fiscal Year Ended September 30, 2008 Compared to Fiscal Year Ended September 30, 2007

Operating Activities—Net cash provided by operating activities was $46.6 million as compared to $22.1 million during fiscal 2007. The $24.5 million increase is primarily related to the vigorous winter weather and improved contract awards which increased salt sales during the fiscal year, leading to increased gross income, as discussed above.

For the fiscal year ended September 30, 2008, the $46.6 million in net cash provided by operating activities was primarily attributable to net income of $38.1 million and a decrease in inventory of $2.4 million related to increased sales occurring in fiscal year 2008. Cash provided by operating activities during fiscal 2008 was also the result of depreciation and amortization of $7.8 million; and increases in accrued expenses and accounts payable of $3.8 million, a result of late timing of invoicing. This positive cash flow activity was offset by an increase in accounts receivable of $5.6 million, a result of an increase in sales late in the fourth quarter of fiscal 2008, payments for which were not yet due.

Investing Activities—Net cash flow used in investing activities for fiscal 2008 and 2007 was $6.7 million and $3.2 million respectively. The $3.5 million increase is attributable to the increased purchase of property and equipment in fiscal 2008 as compared to prior year, including purchases of heavy equipment, stockpile and mine facility improvements and miscellaneous ordinary course purchases.

Financing Activities—Net cash used in financing activities during fiscal 2008 was $40.8 million as compared to $18.8 million used during fiscal 2007. The $22.0 million increase is primarily attributable to a $27.5 million increase in cash used to purchase certain of our 9 1/2 % Senior Secured Notes due 2014 as well as a $2.4 million increase in distributions to Holdings, our sole member. These increases were partially offset by an increase of $8.1 million of net activity under the Company’s revolving line of credit during fiscal 2008 as compared to fiscal 2007.

Fiscal Year Ended September 30, 2007 Compared to Fiscal Year Ended September 30, 2006

Operating Activities – Net cash provided by operating activities was $22.1 million for fiscal 2007 compared to $8.4 million during fiscal 2006. The $13.7 million increase is primarily related to the late but vigorous winter weather and associated increased sales occurring in fiscal year 2007 which resulted in an $18.4 million positive cash flow change related to a decrease in inventory from increased sales across our market region when compared with fiscal 2006 and an increase in sales late in the season, offset by a $4.4 million decrease in cash flow related to an increase in accounts receivable due to the increased sales late in the fourth quarter of fiscal 2007.

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

Investing Activities – Net cash flow used in investing activities for fiscal 2007 and 2006 was $3.2 million and $4.1 million respectively. The $0.9 million decrease is attributable to a decrease in the purchase of property and equipment in fiscal 2007 as compared to the prior fiscal year.

Financing Activities – Net cash used in financing activities during fiscal 2007 was $18.8 million as compared to $4.1 million used during fiscal 2006. During the fiscal year ended September 30, 2007, repayments, net of borrowing, on our revolving credit facility totaled $5.1 million, and we used an additional $6.0 million to repurchase certain of our 9 1/2% Senior Secured Notes due 2014 and made principal payments of $2.0 million under our term loan facility. We also paid a distribution of $6.0 million to our then-current members during fiscal 2007, out of fiscal year end 2006 earnings. The $14.7 million increase in cash used in financing activities was used to decrease our borrowing under our senior credit facility, repurchase certain of our 9 1/2% Senior Secured Notes due 2014 and pay a higher distribution to our then-current members.

Contractual Cash Obligations

The following table summarizes our contractual cash obligations as of September 30, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(dollars in thousands)
Long-Term Debt Obligations	$77,206	$2,168	$4,675	$5,143	$65,220
Operating Lease Obligations	28,629	4,924	8,354	6,573	8,778
Interest Payable on Long-Term Debt	35,169	6,011	11,914	11,712	5,532
Line of Credit	19,000	19,000	—	—	—

Total	$160,004	$32,103	$24,943	$23,428	$79,530

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

The following table reconciles EBITDA to net income for the periods indicated (dollars in thousands):

American Rock Salt Company LLC

EBITDA Reconciliation to Net Income

	Twelve Months Ended September 30,
	2008	2007	2006
Net Income to Members	$38,105,115	$10,408,928	$14,108,161
Interest Expense	11,842,796	11,719,402	12,006,524
Depletion, Depreciation and Amortization	7,785,742	5,880,819	5,647,676

EBITDA	$57,733,653	$28,009,149	$31,762,361

Add/Subtract
Interest Expense	(11,842,796)	(11,719,402)	(12,006,524)
Changes in working capital and other assets and liabilities	659,545	5,848,175	(11,371,608)

Net cash provided by operating activities	$46,550,402	$22,137,922	$8,384,229

Net cash (used in) investing activities	$(6,713,646)	$(3,202,272)	$(4,068,209)

Net cash (used in) financing activities	$(40,810,114)	$(18,778,120)	$(4,092,372)

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. We have not yet assessed the impact of adopting SFAS No. 162 on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We do not believe SFAS No. 160 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for us beginning October 1, 2008; FSP 157-2 delays the effective date for certain items to October 1, 2009. We do not believe SFAS No. 157 will have a material impact on our financial statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

The Company’s business is subject to a variety of market risks, including but not limited to, interest rate risks and commodity pricing risks. Although the Company’s senior secured notes have a fixed interest rate, its bank facility is subject to variable interest rates keyed to LIBOR. As of September 30, 2008, we had $38.6 million outstanding under our bank facility and $57.5 million outstanding under our senior secured notes. Borrowings under our bank facility are subject to a variable rate. As of September 30, 2008 the variable rate was 3.0%. Our senior secured notes bear interest at a rate of 9.5% per annum. Our bank facility, with an available aggregate amount of up to $49.6 million, currently consists of (a) a $19.6 million term loan facility, and (b) a $30.0 million working capital facility. The working capital facility permits us to borrow up to $30.0 million in revolving loans with a sub-limit available for the issuance of letters of credit. As of September 30, 2008, there was $19.0 million drawn and $2.0 million of standby letters of credit outstanding under the working capital facility.

Our earnings and cash flows are affected by changes in interest rates applicable to our bank facility. Assuming our current debt structure, a $19.6 million term loan facility, and an average level of borrowings under our revolving credit facility at variable rates, and assuming a one hundred basis point increase in the average interest rate under these borrowings, we estimate that our interest expense for the fiscal year ended September 30, 2008 would have increased by approximately $0.2 million.

Item 8

Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Executive Committee

of American Rock Salt Company, LLC

In our opinion, the accompanying balance sheets and the related statements of operations, changes in members’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of American Rock Salt Company LLC at September 30, 2008 and September 30, 2007 and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Rochester, NY

December 5, 2008

American Rock Salt Company LLC

Balance Sheets

September 30, 2008 and 2007

	2008	2007
Assets
Current assets
Cash and equivalents	$1,641,686	$2,615,044
Accounts receivable, net of reserve for doubtful accounts of approximately $58,000 and $54,000 in 2008 and 2007 respectively	15,515,512	9,957,325
Inventory, net	32,992,606	35,388,490
Prepaid expenses	765,901	607,982

Total current assets	50,915,705	48,568,841
Property and equipment, net	82,891,028	81,803,234
Other assets
Salt deposits and mineral rights, net	2,480,224	2,539,534
Mine acquisition costs, net	380,447	376,256
Financing costs, net of accumulated amortization of approximately $5,412,000 and $3,188,000 in 2008 and 2007 respectively	2,301,316	4,525,073

Total other assets	5,161,987	7,440,863

	$138,968,720	$137,812,938

Liabilities and Member’s Equity
Current liabilities
Revolving line of credit	$19,000,000	$16,000,000
Current portion of long-term debt	2,167,915	2,057,604
Accounts payable	5,111,291	3,568,432
Accrued expenses	6,217,996	3,918,824
Related party payables	571,072	504,832

Total current liabilities	33,068,274	26,049,692
Long-term debt, net of current portion	75,037,789	110,655,704

Total liabilities	108,106,063	136,705,396
Member’s Equity
Class A Units, 6,250 units issued and outstanding at September 30, 2008 and 2007	10,150,783	364,326
Class F Units, 12,750 units issued and outstanding at September 30, 2008 and 2007	20,711,874	743,216

	30,862,657	1,107,542

	$138,968,720	$137,812,938

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Operations

Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006
Sales
Bulk	$184,672,825	$118,921,281	$93,755,596
Packaged	5,515,468	2,366,250	1,897,617

Total sales	190,188,293	121,287,531	95,653,213

Cost of sales	132,013,382	92,006,449	63,833,668

Gross income	58,174,911	29,281,082	31,819,545
Operating expenses	8,614,709	7,620,832	7,940,016

Income from operations	49,560,202	21,660,250	23,879,529

Other income (expense)
Interest expense	(11,842,796)	(11,719,402)	(12,006,524)
Interest income	331,873	407,247	123,836
Other financing charges	—	(21,737)	(70,422)
Other, net	55,836	82,570	2,181,742

Total other expense	(11,455,087)	(11,251,322)	(9,771,368)

Net income	$38,105,115	$10,408,928	$14,108,161

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Changes in Members’ Equity (Deficit)

Years Ended September 30, 2008, 2007 and 2006

	Class A Units	Class F Units	Total
Members’ (deficit) - September 30, 2006	$(1,085,988)	$(2,215,398)	$(3,301,386)
Net income	3,424,017	6,984,911	10,408,928
Distribution to members	(1,973,703)	(4,026,297)	(6,000,000)

Member’s equity - September 30, 2007	$364,326	$743,216	$1,107,542

Net income	12,532,772	25,572,343	38,105,115
Distribution to members	(2,746,315)	(5,603,685)	(8,350,000)

Member’s equity - September 30, 2008	$10,150,783	$20,711,874	$30,862,657

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Statements of Cash flows

Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities
Net income	$38,105,115	$10,408,928	$14,108,161
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,474,786	4,761,845	4,648,473
Depletion	59,310	38,528	45,692
Amortization of mine acquisition and financing costs	2,251,646	1,080,446	953,511
Loss on sale or disposal of equipment	137,736	—	284,426
Changes in
Accounts receivable, net	(5,558,187)	(3,618,947)	869,402
Inventory	2,395,884	7,544,165	(10,892,970)
Prepaid expenses	(157,919)	431,096	(351,755)
Accounts payable	1,542,859	761,931	(848,909)
Accrued expenses	2,299,172	729,930	(431,802)

Net cash provided by operating activities	46,550,402	22,137,922	8,384,229

Cash flows from investing activities
Purchase of property and equipment	(6,713,646)	(3,202,272)	(4,068,209)

Net cash (used in) investing activities	(6,713,646)	(3,202,272)	(4,068,209)

Cash flows from financing activities
Repayments on long-term debt	(2,057,604)	(1,959,015)	(3,699,344)
Payment of financing costs	(18,750)	—	—
Borrowings (repayments) on revolving line of credit	3,000,000	(5,050,000)	7,350,000
Distribution to Members	(8,350,000)	(6,000,000)	(4,611,365)
Extinguishment of Senior Secured Notes	(33,450,000)	(6,000,000)	(3,045,000)
Borrowings (repayments) of related party payables	66,240	230,895	(86,663)

Net cash (used in) financing activities	(40,810,114)	(18,778,120)	(4,092,372)

Net increase (decrease) in cash and equivalents	(973,358)	157,530	223,648
Cash and equivalents - beginning of year	2,615,044	2,457,514	2,233,866

Cash and equivalents - end of year	$1,641,686	$2,615,044	$2,457,514

The accompanying notes are an integral part of these financial statements.

American Rock Salt Company LLC

Notes to Financial Statements

For the years ended September 30, 2008, 2007 and 2006

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

Fixed Assets and Depreciation

The Company amortizes its mine development costs using the units-of-production method. Mine development costs, primarily underground assets used in the production of salt, totaled $69.8 million as of September 30, 2008 and are included on the Company’s balance sheet in property and equipment, net. Under the units-of-production method, the assets are amortized based on the tons of salt extracted compared to the total tons of proven salt reserves. This accounting method reflects the usage patterns of these assets, links their estimated useful lives to the life of the Company’s proven salt reserves, and is the industry predominant accounting practice for similar assets. Mine development costs consist of materials, labor, engineering, and consulting costs incurred to construct the mine. Also, costs related to the construction of the production and service shafts are included in mine development costs.

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

Salt Deposits and Mineral Rights

Salt deposits and mineral rights are underground reserves on which the Company has extraction rights. Salt deposits and mineral rights are amortized as the minerals are extracted, based on units-of-production and engineering estimates of total reserves. The impact of revisions to reserve estimates is recognized on a prospective basis. Salt deposits and mineral rights are presented net of accumulated depletion of approximately $0.4 million, $0.3 million, and $0.2 million at September 30, 2008, 2007 and 2006, respectively.

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

For the years ended September 30, 2008, 2007 and 2006

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

For the years ended September 30, 2008, 2007 and 2006

Fair Value Disclosures of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents approximate their fair values at September 30, 2008 and 2007.

The estimated fair value of the Company’s long-term debt is approximately $77,205,704 as of September 30, 2008. The estimated fair value was based on market yields for similar instruments.

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

Supplemental Disclosure of Cash Flow Activities

Supplemental information regarding cash flow activities for the year ended September 30:

	2008	2007
Cash paid for interest	$11,095,439	$11,616,188

3.	Inventory

Inventory consists of the following at September 30:

	2008	2007
Supplies	$1,945,201	$1,080,484
Finished Goods, Salt	31,096,035	34,346,451

	33,041,236	35,426,935
Less:
Reserve	(48,630)	(38,445)

	$32,992,606	$35,388,490

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2008, 2007 and 2006

4.	Property and Equipment

Property and equipment consisted of the following at September 30:

	2008	2007
Land	$683,882	$683,882
Buildings	3,318,954	3,318,954
Land improvements	3,998,910	3,406,348
Machinery & Equipment	31,032,742	27,685,335
Furniture and fixtures	52,056	49,774
Vehicles	492,930	370,736
Computers and peripheral equipment	1,040,819	861,375
Mine development costs	69,812,948	69,812,948
Assets held for sale	371,052	—

	110,804,293	106,189,352
Less: Accumulated Depreciation	(30,841,458)	(26,572,940)

	79,962,835	79,616,412
Construction in progress	2,928,193	2,186,822

	$82,891,028	$81,803,234

5.	Leases

The Company has entered into several agreements for the storage and handling of its salt at several stockpiles; several of these agreements include land and building rent. In addition, the Company has various lease agreements for railcars. These stockpile and railcar lease obligations extend through 2016. Most leases contain renewal and purchase options. No leases contain restrictions on the Company’s activities concerning capital distributions, additional debt, or further leasing. Rental expenses for all operating leases amounted to approximately $5,310,000, $5,221,000, and $4,817,000 during fiscal 2008, 2007 and 2006, respectively.

Future minimum rental payments under operating leases with non-cancelable terms in excess of one year are as follows.

	Property	Equipment	Total
2009	$198,589	$4,725,483	$4,924,072
2010	99,630	4,707,347	4,806,977
2011	62,018	3,485,401	3,547,419
2012	32,709	3,274,531	3,307,240
2013	14,400	3,251,642	3,266,042
Thereafter	253,200	8,524,627	8,777,827

	$660,546	$27,969,031	$28,629,577

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2008, 2007 and 2006

6.	Long-Term Debt

Long-term debt consisted of the following at September 30:

	2008	2007
Senior Secured Notes
Senior Secured Notes at September 30, 2008 of $57,505,000, currently requiring semi annual interest payments through the final maturity date of March 15, 2014 at an annual rate of 9.50%. Some or all of the notes may be redeemed at any time prior to March 15, 2009 at a make-whole redemption price. After March 15, 2009, the notes are redeemable at a redemption price of 104.75%, to be adjusted annually to 100% by March 15, 2012.	$57,505,000	$90,955,000
Senior Term Loan
Senior Term Loan at September 30, 2008, currently requiring quarterly principal and interest payments through the final maturity date of March 16, 2012 at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The interest rate is 3.0% as of September 30, 2008.	19,628,558	21,659,261
Promissory note payable to the Empire State Development Corporation
Due April 1, 2011, interest at 4.0% per annum payable in 120 equal installments of principal and interest	72,146	99,047

	77,205,704	112,713,308
Less: Current maturities of long-term debt	(2,167,915)	(2,057,604)

	$75,037,789	$110,655,704

On March 7, 2006, the Company amended its bank facility primarily in order to reduce the pricing grid leverage ratio and to eliminate certain financial covenants, as previously reported in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2006. At September 30, 2008, the Company’s bank facility in the aggregate principal amount of $49,628,558 consisted of: (a) a $19,628,558 term loan, and (b) a $30,000,000 working capital facility. Both the term loan and the working capital facility bear interest at an annual rate equal to the LIBOR rate plus up to 1.375%, based on a pricing grid leverage ratio or a base rate (the higher of the Federal Funds Rate plus 0.5% or the prime rate plus the applicable margin for base rate loans), at the Company’s option. The term loan has a maturity of eight years commencing March 7, 2006. The working capital facility has an initial term of five years commencing March 7, 2006.

At September 30, 2008, the term loan had a balance of approximately $19,628,558 bearing interest at a rate of 3.0%.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2008, 2007 and 2006

The working capital facility permits the Company to borrow up to $30,000,000 in revolving loans with a $7,000,000 sub-limit available for the issuance of letters of credit. Availability of the working capital facility is subject to a borrowing base formula. As of September 30, 2008, the Company had $19,000,000 drawn and $2,000,000 of standby letters of credit outstanding under the working capital facility, with approximately $9,000,000 of remaining availability thereunder. Amounts under the working credit facility outstanding at September 30, 2008 bore an interest rate of 3.0%.

The aggregate maturities of long-term debt for each of the five fiscal years subsequent to September 30, 2008 and thereafter are as follows:

2009	$2,167,915
2010	2,284,145
2011	2,391,297
2012	2,504,087
2013	2,638,761
Thereafter	65,219,499

$77,205,704

7.	Related Party Transactions

Legal Services

Certain legal costs were incurred by the Company and paid to an organization affiliated with several of our affiliates of approximately $296,000, $327,000, and $443,000 during fiscal 2008, 2007 and 2006, respectively. These amounts are included in operating expenses.

Goods and Services

Certain affiliates received management and services fees of approximately $342,000, $294,000, and $294,000 during fiscal 2008, 2007, and 2006, respectively. These amounts are included in operating expenses.

Additionally, certain affiliates received payments for goods and services aggregating approximately $4,692,000, $2,086,000, and $1,646,000 during fiscal 2008, 2007, and 2006, respectively. In fiscal 2008, approximately $4,136,000 of the total $4,692,000 is included in cost of sales with the remaining balance in operating expenses. In fiscal 2007, approximately $1,686,000 of the total $2,086,000 is included in cost of sales with the remaining balance in operating expenses. In fiscal 2006, approximately $1,360,000 of the total $1,646,000 is included in cost of sales with the remaining balance in operating expenses.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2008, 2007 and 2006

Financing Costs

Certain costs were incurred from an affiliate for financial advisory fees of approximately $113,000, $35,000, and $197,500 for fiscal 2008, 2007 and 2006, respectively. These amounts are included in operating expenses.

Non-operating Mineral Interests (“NOMIs”)

We pay a royalty (“NOMI”) related to the acquisition of mineral rights equal to 2.5% of the gross income from the mine as reported for purposes of computing percentage depletion for federal income tax purposes. Certain affiliates receive a portion of such royalty payments. NOMI expense to such affiliates was approximately $4,014,000, $2,659,000, and $2,346,000 during fiscal 2008, 2007, and 2006, respectively. These amounts are included in cost of sales.

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

For the years ended September 30, 2008, 2007 and 2006

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

Union Agreement

On October 31, 2008, the Company entered into a four-year labor agreement with the United Steel Workers International Union, AFL-CIO-CLC, formerly the Paper, Allied-Industrial, Chemical & Energy Workers International Union, Local 1-0763. The labor agreement covers all hourly production and maintenance workers employed by the Company. The labor agreement expires on October 31, 2012.

Livingston County IDA Assistance

On September 1, 1998, Livingston County Industrial Development Agency (“IDA”) approved the Payment-in-Lieu-of-Tax (“PILOT”) Agreement between the Company and the IDA. Under the terms of the Agreement, the Company receives abatements on a percentage of property taxes through 2031, exemption from mortgage taxes related to the financing of the mine and exemption from sales and use taxes otherwise payable on all purchases made to construct the mine. Under the agreement, the Company is required to maintain a staffing level of 124 full time or equivalent employees (“Full Time Employees”). If the Full Time Employees fall below 75 percent of 165 (124), the PILOT payments increase based on a pre-defined formula. The Company had 266 Full Time Employees as of September 30, 2008.

American Rock Salt Company LLC

Notes to Financial Statements (Continued)

For the years ended September 30, 2008, 2007 and 2006

Sales Contracts

The Company has various salt sales contracts that include performance provisions governing delivery and product quality. These sales contracts either require the Company to maintain performance bonds for stipulated amounts or contain contractual penalty provisions in the event of nonperformance. The amount of such performance penalties, if any, would be dependent upon failure to perform and factors such as weather patterns and resultant product demand in the Company’s geographic markets and as a result cannot be estimated. For the three fiscal years ended September 30, 2008, the Company has not incurred any penalties related to these sales contracts. At September 30, 2008, the Company had approximately $14,000,000 of outstanding performance bonds.

Rail Carrier Agreements

The Company has agreements with rail carriers for the transportation of its rock salt. These agreements have minimum usage requirements that obligate the Company to pay, in the aggregate, a minimum of $1,900,000 per annum. In fiscal 2008, 2007 and 2006, the Company met its minimum usage requirements. The current agreements expire in 2011. Based on current projections, the Company expects to meet the minimum usage requirements for the remainder of the agreements.

9.	Employee Benefit Plan

The Company administers a 401(k) defined contribution plan covering substantially all employees. Total expense related to the employer matching contribution was approximately $343,000, $275,000, and $216,000 in fiscal 2008, 2007, and 2006, respectively.

10.	Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with General Accepted Accounting Principles. The Company has not yet assessed the impact of adopting SFAS No. 162 on its financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. SFAS No. 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for the Company beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the

Company beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not believe SFAS No. 160 will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for the Company beginning October 1, 2008; FSP 157-2 delays the effective date for certain items to October 1, 2009. The Company does not believe SFAS No. 157 will have a material impact on its financial statements.

11.	Subsequent Events

On December 15, 2008 the Company purchased $1,000,000 of its 9 1/2% Senior Secured Notes due 2014 for an aggregate purchase price of $963,750. This amount comprises principal, premium and accrued interest for the Notes purchased. The Company intends to retire all such Notes.

Item 9

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A (T)

Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s management, with the participation of its Principal Executive Officers and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the Company’s Principal Executive and Principal Financial Officers concluded that the Company’s disclosure controls and procedures as of September 30, 2008 (the end of the period covered by this Report) have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management Report on Internal Control Over Financial Reporting

The Company’s management, with the participation of its Principal Executive Officers and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“GAAP, US”) and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, US and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that information required to be disclosed in and reports filed under the Exchange Act is recorded, processed, summarized and represented within the time periods required.

Management of the Company has assessed the effectiveness of its internal control over financial reporting at September 30, 2008. To make this assessment, the Company used the criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management of the Company believes that as of September 30, 2008, the Company’s internal control over financial reporting was effective.

This Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Form 10-K.

Changes in internal control over financial reporting

There were no changes to the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B

Other Information

None.

Part III

Item 10

Directors, Executive Officers and Corporate Governance

The following table sets forth information with respect to our Managers, executive officers, and key employees of the Company as of December 5, 2008:

Name	Age	Position
Joseph G. Bucci	65	Vice Chairman, Operations; Vice President, Real Estate; Executive Committee Member; and Class F Manager
Gunther K. Buerman	65	Chairman; Executive Committee Member; and Class F Manager
Neil L. Cohen	47	Vice Chairman, Finance and Marketing; Executive Committee Member; and Class F Manager
Mark Assini	49	Bidding Manager
Ann M. Blake	37	Chief Financial Officer and Controller
Gregory J. Norris	45	Plant Manager
Gary L. Perrin	52	Human Resources Manager
Charles T. Collins	43	Class A Manager
C. Wesley Gregory III	52	Class A Manager
Gregory O’Connell	66	Class A Manager
John M. Odenbach, Jr.	58	Class A Manager
E. Philip Saunders	71	Class A Manager
Thomas Terry, Jr.	75	Class A Manager

Board of Managers and Executive Committee

We have a nine-member Board of Managers and three-member Executive Committee. The members of the Executive Committee, taken together, own a majority of the membership interests in Holdings. The Executive Committee generally has the authority to exercise all the powers of the full Board of Managers, other than the power to take certain actions enumerated in the Company’s operating agreement. The members of the Executive Committee collectively fulfill the duties of chief executive officer. The Board of Managers consists of three Class F Managers, who serve ex officio by virtue of their election as Class F Managers of Holdings, and up to eight Class A Managers, who serve ex officio by virtue of their election as Class A Managers of Holdings. Each Class F Manager has three votes on all matters submitted to a vote of the Board of Managers, and each Class A Manager has one vote on all matters submitted to a vote of the Board of Managers. Managers hold office until their successors are duly elected and qualified as Managers of Holdings or their earlier removal or resignation.

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

Gunther K. Buerman became a Manager of the Company in January 1997 and Chairman of the Board of Managers of the Company in 2002. He is a member of Harris Beach PLLC where he has been an associate or equity member since 1968 in the area of corporate and commercial law. He serves on the board of directors of a number of private entities and non-profit organizations. Mr. Buerman holds a J.D. from Syracuse University College of Law and a B.A. from St. Lawrence University.

Neil L. Cohen became a Manager of the Company in January 1997 and Vice Chairman, Finance and Marketing in 2002. He is the Chairman of Emerald Development Managers, LP, the manager of Emerald Infrastructure Development Fund L.P., which commenced operations in September 2008. He also serves as President and managing member of Cohen & Company, LLC, a private equity firm he founded in 1994. Mr. Cohen is currently a board member of a number of private entities and non-profit organizations. Mr. Cohen holds an M.S. in Management with concentrations in corporate strategy, finance, and management of technological innovation from MIT and a B.E.S. in Mathematical Sciences from The Johns Hopkins University.

Messrs. Bucci, Buerman, and Cohen are parties to a voting agreement which limits the ability of any such person to vote on any changes to the Company’s operating agreement which would have the effect of removing any party to the voting agreement from the Executive Committee or amending the rules for voting for Class F Managers.

Class A Managers

Charles T. Collins became a Manager of the Company in November 1998. Mr. Collins served as the Company’s Chief Financial Officer from January 1997 to November 1998. He is a Managing Director of Emerald Development Managers, LP, the manager of Emerald Infrastructure Development Fund L.P., which commenced operations in September 2008. He also serves as a managing director of Cohen & Company, LLC, a private equity firm he joined in 1996. Prior to joining Cohen & Company, Mr. Collins was a CPA and manager in the audit practice of Coopers & Lybrand, LLP, which he joined as an associate in 1988. He holds a B.S. in Accounting from New York University.

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

John M. Odenbach, Jr. became a Manager of the Company in November 1998. Mr. Odenbach has served as Executive Vice President of Dolomite Products Company, Inc., a division of Oldcastle Materials, Inc., since 2007, and served as its President from 1990 to 2007.

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

Ann M. Blake became the Company’s Chief Financial Officer in October 2008. Ms Blake has served as the Company’s Controller since May 2007. She joined the Company in 2006 as the Company’s Accounting Manager. Ms. Blake is a Certified Public Accountant and has over eight years of financial reporting and accounting experience. Prior to joining the Company, Ms. Blake was employed in the audit practice of Arthur Andersen, LLP, which she joined as an associate in 1999. Ms. Blake joined Xerox Corp in 2003 where she held positions as Senior Analyst, Consolidations and Reporting- North America; Senior Analyst, Accounting and Internal Control and Manager of Accounting, Xerox Information Management. She holds a B.S. in Accounting from St. John Fisher College.

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

Code of Ethics

As of September 30, 2008, the Company had not adopted a “Code of Ethics” as defined in applicable Securities and Exchange Commission regulations. The Board of Managers believes that our current internal control procedures and business practices are adequate to promote honest and ethical conduct and to deter wrongdoing by its executives.

Item 11

Executive Compensation

Compensation Discussion and Analysis

Introduction

This section addresses certain aspects of the compensation paid to our Named Executive Officers, as defined below. Although this discussion may address our historical practices, the focus is on the practices used in our most recent fiscal year.

Oversight

The Board of Managers does not have a separately designated Compensation Committee. Our entire Board of Managers performs the functions of the Compensation Committee with respect to our Co-Chief Executive Officers and in that capacity oversees the compensation paid to Messrs. Bucci, Buerman and Cohen, for their service in that role. The Board of Managers has taken no action with respect to the annual fee paid to our Co-Chief Executive Officers over past three fiscal years. The Executive Committee performs the function of the Compensation Committee with respect to our other executive officers and senior management and in that capacity oversees the compensation paid to those individuals. Among other things, the Executive Committee reviews the performance of our executive officers and makes determinations concerning the compensation levels of those officers. Mr. Bucci is not involved in determining his annual compensation for his role as an operational manager.

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

Competitive Factors

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

Elements of Our Compensation Program

Elements of Compensation

To date, our executive compensation has had three components: base salary, annual cash incentives and employee benefits. The Company previously maintained a plan under which it could grant awards of Units to certain employees and executive officers, but determined to discontinue this plan in fiscal 2008. No awards were ever granted under the plan.

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

We have also made annual cash bonus payments, which are intended to recognize individual accomplishments, as well as the overall performance of the Company during the past year. Annual bonuses have not been awarded based upon the attainment of pre-established targets or other measurable criteria, but have been determined based on the Company’s performance and various factors determined relevant by the Executive Committee or the Board of Managers, as appropriate. On December 12, 2008, the Board of Managers approved a one-time cash bonus of $24,000 payable to each of Messrs. Buerman and Cohen to reflect the substantial amount of time they have invested in growing the Company. Messrs. Buerman and Cohen abstained from the Board of Managers vote on this matter.

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

Role of Executive Officers in Compensation Decisions

The Board of Managers has the authority to make all final determinations with respect to the compensation paid to our Co-Chief Executive Officers for their service in that role. The Board of Managers has taken no action with respect to the annual fee paid to our Co-Chief Executive Officers during the past three fiscal years; however, as mentioned above, in December 2008 the Board of Managers approved a one-time cash bonus of $24,000 payable to each of Messrs. Buerman and Cohen. The Executive Committee makes all final determinations with respect to the compensation paid to our other executive officers. Because Messrs. Buerman, Bucci and Cohen, our Co-Chief Executive Officers, are members of the Board of Managers, they are entitled to participate in deliberations regarding executive compensation, including concerning the fees to be paid to them as compensation for their service as Co-Chief Executive Officers. Mr. Bucci is not involved in determining his annual compensation for his role as an operational manager.

Changes in Executive Compensation

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

Summary Compensation Table

The following table sets forth information concerning the compensation paid by the Company for the fiscal years ended September 30, 2008 and 2007 to (i) the three individuals who collectively serve as the Company’s chief executive officer, and (ii) the individual who served as the Company’s chief financial officer during the fiscal year ended September 30, 2008, (collectively, the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary	Bonus	All Other Compensation	Total
Joseph Bucci, Vice Chairman, Operations Vice President, Real Estate and Co-Chief	2008	$109,992	$100,000	$98,000	$307,992
Executive Officer(1)	2007	$109,993	$75,000	$98,000	$282,993
Gunther Buerman, Chairman and Co-Chief	2008	$—	$—	$98,000	$98,000
Executive Officer(1)	2007	$—	$—	$98,000	$98,000
Neil Cohen, Vice Chairman, Finance and	2008	$—	$—	$98,000	$98,000
Marketing and Co-Chief Executive Officer(1)	2007	$—	$—	$98,000	$98,000
Raymond Martel, Chief Financial Officer(2)(3)	2008	$128,390	$40,000	$6,182	$174,572
	2007	$120,595	$27,500	$4,443	$152,538

(1)

Messrs. Bucci, Buerman, and Cohen collectively serve as Chief Executive Officer for the Company. Amounts included in “All Other Compensation” for Messrs. Bucci, Buerman and Cohen represent fees of $48,000 paid to such persons for service as a member of the Executive Committee and $50,000 for service as Co-Chief Executive Officer.

(2)	Effective October 13, 2008, Mr. Martel resigned as Chief Financial Officer and Chief Administrative Officer.
(3)	Amounts included in “Other Annual Compensation” for Mr. Martel represent employer matching contributions under the Company’s 401(k) plan

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

Compensation Committee Interlocks and Insider Participation

As of September 30, 2008, the Company did not have a compensation committee. The Executive Committee (consisting of our three Co-Chief Executive Officers, Mssrs. Bucci, Buerman and Cohen) functions as the compensation committee with respect to all of our executive officers other than our Co-Chief Executive Officers, and the entire Board of Managers functions as the compensation committee with respect to our Co-Chief Executive Officers. No interlocking relationship existed during the last completed fiscal year between the Company’s Board of Managers or Executive Committee and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Compensation Committee Report

The information contained in this Compensation Committee Report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C promulgated by the SEC or the liabilities of Section 18 of the Exchange Act, except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act. The information contained in this Compensation Committee Report shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates it by reference.

The Executive Committee, serving as the Compensation Committee:

•	has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K with the Company’s management, and

•	based upon such review and discussion, recommended to the Board of Managers that such Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Executive Committee (serving as the Compensation Committee):

Joseph G. Bucci

Gunther K. Buerman

Neil L. Cohen

Managers’ Fees

Each board member of the Executive Committee is entitled to compensation at a rate of $4,000 per month as a member of the Executive Committee. Additionally, each member of the Executive Committee is entitled to receive $50,000 annually as compensation for his role in fulfilling the duties of co-chief executive officer. All such fees paid to Executive Committee members are reported for each such individual in the Summary Compensation Table, above. These fees have remained level over past three fiscal years. As mentioned above, in December 2008 the Board of Managers approved a one-time $24,000 bonus payable to each Messrs. Buerman and Cohen. All Managers, including the Executive Committee members, are entitled to reimbursement for all reasonable out-of-pocket expenses incurred by them in connection with their performance of services in that capacity.

Item 12

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Company’s issued and outstanding membership interests consist of 6,250 Class A Units and 12,750 Class F Units. As of December 5, 2008, all issued and outstanding Units of the Company were held by Holdings. Holdings’ business address is 3846 Retsof Road, Retsof, New York 14539.

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

Legal Services

Gunther K. Buerman, one of the founders of the Company who currently serves as Co-Chief Executive Officer and Chairman of the Executive Committee, is a member of Harris Beach PLLC, a law firm which serves as general outside counsel to the Company. In addition, certain current and former members of Harris Beach PLLC own in the aggregate 150.5 Class A Units of Holdings (not including the Units owned by Mr. Buerman). The Company incurred legal expenses to Harris Beach PLLC of approximately $296,000 during fiscal 2008. Mr. Buerman has less than a 1% equity interest in Harris Beach PLLC.

Petroleum Product

E. Philip Saunders, a Class A Member of Holdings and a Class A Manager of the Company, is the Chairman of the Board of Griffith Energy, Inc., which provides petroleum product to the Company on an as-needed basis. The Company incurred approximately $2,795,000 in fees payable to Griffith Energy, Inc. during fiscal 2008. Mr. Saunders owns a 30% equity interest in Griffith Energy, Inc.

Non-Operating Mineral Interests (“NOMIs”)

Under the terms of the Company’s operating agreement, Joseph G. Bucci, Gunther K. Buerman, and Neil L. Cohen, in addition to certain other members of Holdings, hold certain Non-Operating Mineral Interests, or “NOMIs”, related to the Company’s initial acquisition of mineral rights. The NOMIs entitle the holders to receive payments equal to 2.5% of the gross income of our mine as reported for purposes of computing percentage depletion for federal income tax purposes. The Company paid approximately $3,958,000 to holders of NOMIs during fiscal 2008. The approximate dollar value of the interest of each of Messrs. Bucci, Buerman and Cohen in the NOMIs paid during fiscal 2008 is $1,265,000, $1,319,000 and $1,101,000, respectively.

Policies and Procedures for Approval of Related Party Transactions

Our Audit Committee reviews and discusses with management, the entire Board of Managers and our independent auditors any potential related party transactions. Our Board of Managers has the authority to approve all related party transactions.

Manager Independence

The Company is a privately-held company, and is not subject to the listing standards of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be independent. For purposes of the following determinations on director independence, the Board of Managers has chosen to apply the independence criteria set forth in Nasdaq Rule 4200(a) (15). Under that standard, the Board of Managers believes that Messrs. O’Connell, Odenbach and Terry are “independent” for purposes of general board service.

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

Item 14

Principal Accountant Fees and Services

PricewaterhouseCoopers LLP is the Company’s independent registered public accounting firm. A summary of the aggregate fees billed by PricewaterhouseCoopers LLP for services provided during the fiscal years ended September 30, 2008 and 2007 are as follows:

	2008	2007
Audit Fees (1)	$159,500	$145,000

	$159,500	$145,000

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

The following exhibits are filed as part of this report on Form 10-K:

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger, dated as of June 12, 2007, but effective as of June 13, 2007, by and between the Company and ARS Mergeco LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007 and incorporated herein by reference)

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.4	Second Amended and Restated Operating Agreement of the Company (filed herewith)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333- 117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3	Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.11	Amended and Restated Credit Agreement by and among the Company, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated by reference herein)

10.12*	Salary Arrangement between the Company and Ann M. Blake effective as of October 13, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008 and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on the signature page of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement

SIGNATURES

The registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 22, 2008

AMERICAN ROCK SALT COMPANY LLC

By:	/s/ Ann M. Blake
Ann M. Blake,
Chief Financial Officer and Controller
(Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ann M. Blake as his true and lawful attorney-in-fact, with full power of substitution, for him and his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent with full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Joseph Bucci	Vice Chairman, Operations, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 22, 2008
Joseph G. Bucci

By:	/s/ Gunther K. Buerman	Chairman, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 22, 2008
Gunther K. Buerman

By:	/s/ Neil L. Cohen	Vice Chairman, Finance and Marketing, Executive Committee Member and Manager (Co-Principal Executive Officer)	December 22, 2008
Neil L. Cohen

By:	/s/ Charles T. Collins	Manager	December 22, 2008
Charles T. Collins

By:		Manager
C. Wesley Gregory III

By:		Manager
Gregory O’Connell

By:		Manager
John M. Odenbach, Jr.

By:	/s/ E. Philip Saunders	Manager	December 22, 2008
E. Philip Saunders

By:	/s/ Thomas Terry Jr.	Manager	December 22, 2008
Thomas Terry, Jr.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1	Agreement of Merger, dated as of June 12, 2007, but effective as of June 13, 2007, by and between the Company and ARS Mergeco LLC (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 13, 2007 and incorporated by reference herein)

3.1	Articles of Organization of the Company (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.2	Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.3	Certificate of Amendment to the Amended and Restated Operating Agreement of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

3.4	Second Amended and Restated Operating Agreement of the Company (filed herewith)

4.1	Indenture, dated as of March 17, 2004, by and between the Company and U.S. Bank National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333- 117215, and incorporated by reference herein)

4.2	Form of Outstanding Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.3	Form of Exchange Note (included in Exhibit 4.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

4.4	Registration Rights Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 4.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.1	Credit Agreement, dated as of March 17, 2004, by and among the Company, Manufacturers and Traders Trust Company, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.2	Form of Revolving Loan Note dated March 17, 2004, issued by the Company under the Credit Agreement (filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.3

Security Agreement, dated as of March 17, 2004, by and between the Company and Manufacturers and

Traders Trust Company, as collateral agent (filed as Exhibit 10.3 to the Company’s Registration Statement

on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.4	Mortgage, Assignment of Production, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of March 17, 2004, given by the Company and Livingston County Industrial Development Agency in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.5	Assignment of Agreements, Permits and Contracts, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as administrative agent (filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.6	Sinking Fund Collateral Account and Pledge Agreement, dated as of March 17, 2004, by the Company in favor of Manufacturers and Traders Trust Company, as collateral agent (filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.7	Purchase Agreement, dated as of March 17, 2004, by and between the Company and Jefferies & Company, Inc. (filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.8	Pledge and Security Agreement, dated as of March 17, 2004, by the Company in favor of U.S. Bank National Association, as collateral agent (filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.9	Voting Agreement, dated as of October 28, 1998, by and among Joseph G. Bucci, Gunther K. Buerman and Neil L. Cohen (filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.10*	Membership Unit Purchase Plan of the Company (included in Exhibit 3.2 to the Company’s Registration Statement on Form S-4, SEC File No. 333-117215, and incorporated by reference herein)

10.11	Amended and Restated Credit Agreement by and among the Company, the financial institutions from time to time party thereto, and Manufacturers and Traders Trust Company as arranger, as agent, as collateral agent and as issuer of certain letters of credit pursuant thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2006 and incorporated by reference herein)

10.12*	Salary Arrangement between the Company and Ann M. Blake effective as of October 13, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 17, 2008 and incorporated by reference herein)

12.1	Statement re Computation of Ratio of Earnings to Fixed Charges (filed herewith)

24.1	Powers of Attorney (included on the signature page of this report)

31.1	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.2	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.3	Certificate of the Co-Chief Executive Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes- Oxley Act of 2002) (filed herewith)

31.4	Certificate of the Chief Financial Officer pursuant to 18 U.S.C. §1350 (Section 302 of the Sarbanes-Oxley Act of 2002) (filed herewith)

*	Denotes management contract or arrangement